Form 10-Q
period 1995-09-30
EMONS TRANSPORTATION GROUP INC
filed 1995-11-14
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
For Quarter Ended  September 30, 1995  Commission File Number 0-5206
                   ------------------                         ------


                       EMONS TRANSPORTATION GROUP, INC.


            (Exact name of registrant as specified in its charter)

         Delaware                                23-2441662
         --------------------------------------------------
(State of Incorporation)            (I.R.S. Employer Identification No.)

96 South George Street, York, Pennsylvania   17401            (717-771-1700)
----------------------------------------------------------------------------
(Address of principal executive offices)   (Zip Code)        (Telephone No.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X      No
                    ---        ---

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

               Yes    X     No
                     ---      ---
The number of shares of each class of common stock of the registrant issued and outstanding as at September 30, 1995 is as follows:

         Voting Common Stock        5,677,972
                                    ---------

                       EMONS TRANSPORTATION GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                 September 30,      June 30,
                                                     1995             1995
                                                 -------------    ------------
ASSETS
  Current Assets:
    Cash and cash equivalents                    $  1,315,830     $  1,232,859
    Accounts Receivable, net                        2,226,463        1,770,681
    Materials and supplies                            226,704          359,385
    Prepaid expenses                                  224,055          285,436
    Deferred income taxes                              50,000           50,000
                                                 ------------     ------------
      Total current assets                          4,043,052        3,698,361
                                                 ------------     ------------

  Property, plant and equipment                    25,609,849       24,234,733
    Less accumulated depreciation                  (7,833,619)      (7,549,786)
                                                 ------------     ------------
                                                   17,776,230       16,684,947

    Deferred expenses and other assets                319,413          362,267
                                                 ------------     ------------
TOTAL ASSETS                                     $ 22,138,695     $ 20,745,575
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term debt            $    964,531     $    818,813
    Accounts payable                                1,433,656          708,234
    Accrued payroll and related expenses              951,183          849,867
    Income taxes payable                               75,793           88,573
    Other accrued expenses                          1,232,421        1,228,765
                                                 ------------     ------------
      Total current liabilities                     4,657,584        3,694,252
                                                 ------------     ------------

  Long-term debt (Note 3)                          10,184,961       10,043,285
  Other liabilities                                   574,123          601,722
  Deferred income taxes                             1,380,000        1,290,000
                                                 ------------     ------------
      Total Liabilities                            16,796,668       15,629,259
                                                 ------------     ------------

Stockholders' Equity:
    Cumulative convertible preferred stock             17,177           17,270
    Common stock                                       56,780           56,696
    Additional paid-in capital                     23,289,874       23,289,866
    Deficit                                       (17,814,761)     (18,032,415)
                                                 ------------     ------------
                                                    5,549,070        5,331,417
    Unearned compensation - restricted stock
     awards                                          (207,043)        (215,101)
                                                 ------------     ------------
      Total Stockholders' Equity                    5,342,027        5,116,316
                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 22,138,695     $ 20,745,575
                                                 ============     ============

See accompanying notes to consolidated financial statements.

                       EMONS TRANSPORTATION GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                               -----------------------------------------
                                                                   1995                        1994
                                                               -------------               -------------
Operating revenues                                             $   3,686,403               $   3,151,468

Operating expenses:
  Cost of operations                                               2,485,693                   2,190,859
  Selling and administrative                                         657,867                     540,472
                                                               -------------               -------------
                                                                   3,143,560                   2,731,331
                                                               -------------               -------------

Income from operations                                               542,843                     420,137

Other income (expense):
  Interest income                                                     18,222                      13,979
  Interest expense                                                  (271,181)                   (262,376)
  Other, net                                                          58,770                       3,595
                                                               -------------               -------------
                                                                    (194,189)                   (244,802)
                                                               -------------               -------------

Income before income taxes                                           348,654                     175,335

Provision for income taxes                                           131,000                      53,450
                                                               -------------               -------------

Net income                                                           217,654                     121,885

Preferred dividend requirements                                       60,119                      60,445
                                                               -------------               -------------

Income applicable to common shareholders                       $     157,535               $      61,440
                                                               =============               =============

Average common shares and common
  share equivalents (Note 2)                                       6,074,527                   5,782,936
                                                               =============               =============

Earnings per common share and
  common share equivalent (Note 2)                             $        0.03               $        0.01
                                                               =============               =============

See accompanying notes to consolidated financial statements.

                       EMONS TRANSPORTATION GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                      -----------------------------
                                                                                          1995             1994
                                                                                      ------------      -----------
Cash flow from operating activities:
  Net income                                                                          $   217,654       $   121,885
    Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation                                                                      283,833           258,288
        Amortization of deferred expenses                                                  23,687            17,930
        Amortization of deferred compensation                                               8,057             8,427
        Gain on sale of assets                                                            (58,770)           (3,595)
        Increase in accounts receivable, materials
          and supplies and prepaid expenses                                              (261,720)         (337,391)
        Increase in accounts payable, accrued
          expenses and other liabilities                                                  790,015           280,730
        Increase in deferred income taxes                                                  90,000            40,000
                                                                                      -----------       -----------
Net cash provided by operating activities                                               1,092,756           386,274
                                                                                      -----------       -----------
Cash flow from investing activities:
  Proceeds from sale of assets                                                             66,310             7,563
  Additions to property, plant and equipment                                           (1,382,656)         (419,062)
  (Increase) decrease in deferred expenses and other assets                                19,167           (29,926)
                                                                                      -----------       -----------
Net cash used in investing activities                                                  (1,297,179)         (441,425)
                                                                                      -----------       -----------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt                                                418,796            10,690
  Reduction in long-term debt                                                            (131,402)         (161,946)
                                                                                      -----------       -----------
Net cash provided by (used in) financing activities                                       287,394          (151,256)
                                                                                      -----------       -----------
Net increase (decrease) in cash and cash equivalents                                       82,971          (206,407)

Cash and cash equivalents at beginning of period                                        1,232,859         1,565,163
                                                                                      -----------       -----------
Cash and cash equivalents at end of period                                            $ 1,315,830       $ 1,358,756
                                                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 1995
                                  (unaudited)


Note l. The information furnished herein has been prepared accordance with generally accepted accounting principles. In the opinion of the management of Emons Transportation Group, Inc. (the "Company" or "Emons Transportation Group"), all adjustments (which include only normal recurring adjustments) considered necessary to present a fair statement of the results for the periods covered by this report have been made.


Note 2. Earnings per common share are computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three month periods ended September 30, 1995 and 1994 do not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. In December 1994, the Company executed a $750,000 Senior Secured Term Loan with a local bank through one of its railroad subsidiaries. Under the terms of the Loan Agreement, the Company may borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable in increasing quarterly installments over five years from June 1, 1996 through March 1, 2001. On August 31, 1995 the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, PA. In addition, the seller of the land issued a note in the amount of $170,000, which bears interest at a rate of 10% per annum and is repayable in three equal annual installments commencing August 1996.

Note 4. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries ("Industries"), a subsidiary of the Company, is currently a defendant in 481 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

         Product Liability Actions

         Prior to March 1971, under previous management, Industries (then known as Amfre-Grant, Inc.) was engaged in the business of distributing (but not manufacturing) various generic and prescription drugs. Industries sold and discontinued these business activities in March 1971 and commenced its railcar leasing and railroad operations in October 1971. One of the drugs which had been distributed was diethylstilbestrol ("DES"), which was taken by women during pregnancy to prevent miscarriage.

         As of November 6, 1995, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 481 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 475 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

         In January 1994, a jury in New York State Court rendered awards in 11 consolidated cases (only 7 of which were against Industries) in which the issue of damages was tried prior to the establishment of liability and causation by plaintiffs. Industries' potential liability in these cases ranges from approximately $4,000 to $70,000, for a total of approximately $260,000. Of this amount, approximately $62,000 would be paid by Industries' insurer. Industries' appeal from the jury awards to the intermediate appellate court was denied. No further appeal on the damage issue is possible until after the trial for the liability and causation issues scheduled for November 1995. Industries believes that it has substantial defenses to the liability and causation issues.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 475 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted coverage in any policy year. During the quarter ended September 30, 1995, 19 lawsuits were settled or dismissed at no material liability to Industries.

         Management intends to vigorously defend all of these actions. In the event that the post-reorganization lawsuits described above are not treated under the Plan, it is possible that Industries' could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based on Industries' experience in prior DES litigation and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.


         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of September 30, 1995 for the estimated clean up costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,542,000 and $3,004,000 at September 30, 1995 and June 30, 1995, respectively, and the balance available under a $750,000 Senior Secured Term Loan issued by a local bank to a subsidiary. Under the terms of the Loan Agreement, the Company may borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable over a five year period. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, PA to accommodate a new customer. The Company intends to use the balance remaining under this facility to finance other projects to generate additional business and to fund capital track rehabilitation projects as needed.

     The Company's cash and cash equivalents increased by $83,000 for the three month period ended September 30, 1995. The net increase includes $1,093,000 of cash provided by operations, $66,000 proceeds from the sale of land, and $287,000 additional net borrowings, partially offset by $1,383,000 of capital investments.

     The Company generated $1,093,000 of cash from operations for the three month period ended September 30, 1995 as compared to $386,000 for the corresponding period in the prior year. Excluding working capital items and other liabilities, cash provided by operations increased by $122,000 from $443,000 for the three months ended September 30, 1994 to $565,000 for the three months ended September 30, 1995. This increase is primarily attributable to an improvement in operating results during the current year which is reflected by an increase in income from operations of $123,000.

     Cash provided by working capital items and other liabilities totaled $528,000 for the three months ended September 30, 1995, consisting principally of a $725,000 increase in accounts payable and a $133,000 decrease in materials and supplies, partially offset by a $456,000 increase in accounts receivable. The increase in accounts payable is attributable to $1,383,000 of capital expenditures during the quarter, discussed further below, while the decrease in materials and supplies is attributable to the use of these items in capital track projects. The increase in accounts receivable is primarily attributable to a 17% increase in operating revenues over the prior year, additional receivables from the State of Pennsylvania under government funded track rehabilitation programs, and receivables generated from land sales.

     The Company invested $1,383,000 in capital expenditures during the three months ended September 30, 1995. Expenditures include $883,000 of investments in railroad track structures (net of $247,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, $254,000 for the purchase of land and $110,000 of land improvements in connection with the construction of a logistics lumber transload and storage facility in York, PA to accommodate a new customer, and $57,000 of investments in computer equipment in connection with a computer systems upgrade project. As of September 30, 1995, the Company has available in excess of $1.7 million of government grants and in excess of $300,000 of government funding under a no interest loan program for track rehabilitation projects encompassing all three of its railroads.

     The Company's net long-term debt obligations increased by $287,000 during the three month period ended September 30, 1995, including $131,000 of scheduled debt repayments offset by $418,000 of additional borrowings. Additional borrowings include $170,000 of seller financing and $200,000 of borrowings under the $750,000 Senior Secured Term Loan to fund the acquisition of land and construction of the new logistics lumber transfer and storage facility, and $48,000 of equipment loans.



Analysis of Operations for the three months ended September 30, 1995 compared to the three months ended September 30, 1994

     Results of Operations

     The Company generated net income of $218,000 for the three month period ended September 30, 1995 as compared to net income of $122,000 for the three month period ended September 30, 1994. The net increase of $96,000 includes an increase in operating revenues of $535,000 and an increase in non-operating income of $55,000, partially offset by an increase in operating expenses of $413,000 and an increase in the provision for income taxes of $78,000.

     Revenues

     Operating revenues increased $535,000, or 17%, from $3,151,000 for the three months ended September 30, 1994 to $3,686,000 for the corresponding period in the current year. This increase includes $126,000 additional freight and haulage revenues (excluding intermodal haulage revenues), $229,000 additional revenues generated by the Company's intermodal business, and $180,000 net additional other operating revenues.

     Freight and haulage revenues increased by $126,000, or 5%, as a result of a 5% corresponding increase in the number of carloads handled. The total number of carloads handled increased approximately 450 carloads from 8,250 for the three months ended September 30, 1994 to 8,700 for the three months ended September 30, 1995. The net increase includes 335 additional coal carloads (three coal trains) on the railroad operations in York, PA, 210 additional carloads generated by the Company's logistics operations in York, PA including the addition of a new lumber customer, 270 additional paper related carloads on the St. Lawrence & Atlantic Railroad ("SLR") due to industry conditions and marketing efforts, and a variety of less significant increases in other business. These increases were partially offset by 220 less salt carloads on SLR due to timing of these shipments, 120 less carloads to a paper manufacturer served by the railroad operations in York, PA as a result of a slowdown in business, and a variety of other less significant decreases.

     The Company's rail intermodal terminal, which commenced operations on SLR in late September 1994, generated $237,000 of freight and intermodal handling revenues during the quarter ended September 30, 1995 as compared to $9,000 for the short period of operations in the prior year. The terminal handled approximately 2,260 trailers and containers during the three month period ended September 30, 1995, and this business has steadily increased over the past year since operations commenced.

     Total logistics revenues generated by the Company's operations in York, PA increased slightly (approximately 1%), despite a 210 unit increase in the number of carloads handled, due to mix of business. A new Canadian forest products customer accounted for approximately 100 carloads of this increase.

     The $180,000 increase in other operating revenues over the prior year includes a $89,000 increase in demurrage revenues and a variety of other less significant increases.

     Other non-operating revenues increased $55,000 over the prior year as a result of a gain on the sale of a parcel of land in York, PA of approximately $60,000.

     Expenses

     Operating expenses increased $413,000, or 15%, from $2,731,000 for the three month period September 30, 1994 to $3,144,000 for the three month period ended September 30, 1995. The increase consists of $295,000 additional cost of operations and $118,000 additional selling and administrative expenses.

     Cost of operations increased $295,000 from $2,191,000 for the three month period ended September 30, 1994 to $2,486,000 for the corresponding period in the current year. The increase includes $200,000 additional railroad operating expenses, $11,000 additional logistics operating expenses, and $84,000 additional intermodal operating expenses as a result of a full quarter of operations in the current year versus five days of operations in the prior year.

     The increase in railroad operating expenses includes additional transportation costs to operate the dedicated intermodal train on the SLR for a full quarter in the current year and three additional coal trains on the railroad operations in York, PA in the current year, as well as a net increase in other railroad operating expenses as a result of the increase in business.

     Logistics operating expenses increased $11,000, including $32,000 of one time expenses incurred in the relocation of a warehouse operation in York, PA. Excluding the relocation costs, logistics operating expenses decreased $21,000 due to the mix of logistics services provided to customers.

     Selling and administrative expenses increased $118,000, or 22%, from $540,000 for the quarter ended September 30, 1994 to $658,000 for the quarter ended September 30, 1995. This increase includes $46,000 of intermodal sales and administrative expenses in the current year as compared to no such expenses in the prior year, a provision for profit sharing and incentive compensation expense due to favorable operating results in the current year, and a net increase in a variety of other expenses.

     Interest expense increased $9,000 for the three month period ended September 30, 1995 as compared to the corresponding period in the prior year due to a modest increase in the average debt balance outstanding resulting from additional borrowings.

     The provision for income taxes increased $78,000 from $53,000 for the quarter ended September 30, 1994 to $131,000 for the quarter ended September 30, 1995. The increase includes additional current state income tax expense as a result of the $173,000 increase in income before income taxes, and additional deferred state and federal income tax liabilities associated with depreciation of the Company's railroad track structures.

                                    PART II.


Item l.  Legal Proceedings

     As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1995 in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 481 product liability actions.


Item 3.  Default Upon Senior Securities

     On November 16, 1994 and June 23, 1995, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1995 and July 3, 1995, respectively. Dividends in arrears as of the date of this report aggregated $1,202,387.


Item 4.  Any Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the three month period ended September 30, 1995.


Item 6.  Exhibit and Reports on Form 8-K

         (a) An index to exhibits appears following the signature page to this report.

         (b) No reports on Form 8-K were filed during the three month period ended September 30, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMONS TRANSPORTATION GROUP, INC.


Date:November 10, 1995              By:/s/Scott F. Ziegler
     -----------------                 -------------------
                                           Scott F. Ziegler
                                           Vice President, Controller
                                           (signing on behalf of the
                                           registrant as both its duly
                                           authorized officer and its
                                           chief accounting officer)

Exhibits

  The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.


                                                                   Page in
Exhibit                                                            Sequentially
Number              Exhibit                                        Numbered Copy

3 (a)    Certificate of Incorporation for Emons Transportation,
         Group, Inc. dated December 19, 1986 (incorporated by
         reference from Emons Transportation Group, Inc.
         Report on Form 10-K for the year ended
         June 30, 1987)                                                 --

3 (b)    Certificate of Amendment of Certificate of
         Incorporation of Emons Transportation Group, Inc.
         dated September 26, 1989 (incorporated by reference
         from Emons Transportation Group, Inc. Report on
         Form 10-Q for the quarter ended September 30, 1989)            --

3 (c)    Amended and Restated By-Laws for Emons
         Transportation Group, Inc. (incorporated by
         reference from Emons Transportation Group, Inc.
         Report on Form 10-Q for the quarter ended
         September 30, 1989)                                            --

3 (d)    Certificate of Amendment of Certificate of
         Incorporation of Emons Transportation Group, Inc.
         dated November 18, 1993 (incorporated by reference
         from Emons Transportation Group, Inc. Report
         on Form 10-Q for the quarter ended December 31, 1993)          --

11 (a)   Earnings per share calculation                                 15

27 (a)   Article 5 of Regulation S-X, Financial Data
         Schedules                                                      --