Form 10-Q
period 1995-12-31
EMONS TRANSPORTATION GROUP INC
filed 1996-02-13
CIK 32666

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For Quarter Ended  December 31, 1995     Commission File Number 0-5206
                        -----------------                            ------

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

       Delaware                                               23-2441662
       -----------------------------------------------------------------
  (State of Incorporation)              (I. R. S. Employer Identification No.)


   96 South George Street, York, Pennsylvania      17401      (717-771-1700)
   -------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)   (Telephone No.)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X            No
                                  -----

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes    X            No
                                  -----

           The number of shares of each class of common stock of the registrant issued and outstanding as at December 31, 1995 is as follows:

               Voting Common Stock                    5,711,689
                                                      ---------

                       EMONS TRANSPORTATION GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                   December 31,         June 30,
                                                                       1995               1995
                                                                   ------------       ------------
ASSETS
     Current Assets:
       Cash and cash equivalents                                 $   1,237,508     $   1,232,859
       Accounts Receivable, net                                      2,402,587         1,770,681
       Materials and supplies                                          154,805           359,385
       Prepaid expenses                                                142,617           285,436
       Deferred income taxes                                            50,000            50,000
                                                                   ------------      ------------
         Total current assets                                        3,987,517         3,698,361
                                                                   ------------      ------------

     Property, plant and equipment                                  26,279,628        24,234,733
       Less accumulated depreciation                                (8,090,283)       (7,549,786)
                                                                   ------------      ------------
                                                                    18,189,345        16,684,947

       Deferred expenses and other assets                              295,726           362,267
                                                                   ------------      ------------
TOTAL ASSETS                                                     $  22,472,588     $  20,745,575
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
       Current portion of long-term debt                         $     967,298     $     818,813
       Accounts payable                                              1,861,994           708,234
       Accrued payroll and related expenses                            805,995           849,867
       Income taxes payable                                             90,563            88,573
       Other accrued expenses                                        1,140,391         1,228,765
                                                                   ------------      ------------
         Total current liabilities                                   4,866,241         3,694,252
                                                                   ------------      ------------

     Long-term debt (Note 3)                                        10,089,538        10,043,285
     Other liabilities                                                 592,673           601,722
     Deferred income taxes                                           1,473,000         1,290,000
                                                                   ------------      ------------
         Total Liabilities                                          17,021,452        15,629,259
                                                                   ------------      ------------

     Stockholders' Equity:
       Cumulative convertible preferred stock                           16,802            17,270
       Common stock                                                     57,117            56,696
       Additional paid-in capital                                   23,289,912        23,289,866
       Deficit                                                     (17,713,710)      (18,032,415)
                                                                   ------------      ------------
                                                                     5,650,121         5,331,417
       Unearned compensation - restricted stock awards                (198,985)         (215,101)
                                                                   ------------      ------------
         Total Stockholders' Equity                                  5,451,136         5,116,316
                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  22,472,588     $  20,745,575
                                                                   ============      ============

See accompanying notes to consolidated financial statements.

                       EMONS TRANSPORTATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months Ended                    Six Months Ended
                                                              December 31,                         December 31,
                                                       ----------------------------         ---------------------------
                                                          1995              1994               1995             1994
                                                       ----------        ----------         ----------       ----------
Operating revenues                                   $ 3,715,348       $ 3,775,011        $ 7,401,750      $ 6,926,479

Operating expenses:
  Cost of operations                                   2,541,584         2,359,106          5,027,276        4,549,965
  Selling and administrative                             693,426           822,249          1,351,293        1,362,721
                                                      -----------       -----------        -----------      -----------
                                                       3,235,010         3,181,355          6,378,569        5,912,686
                                                      -----------       -----------        -----------      -----------

Income from operations                                   480,338           593,656          1,023,181        1,013,793

Other income (expense):
  Interest income                                         17,397            16,071             35,619           30,050
  Interest expense                                      (272,562)         (262,480)          (543,743)        (524,856)
  Other, net                                              (2,622)              -               56,148            3,595
                                                      -----------       -----------        -----------      -----------
                                                        (257,787)         (246,409)          (451,976)        (491,211)
                                                      -----------       -----------        -----------      -----------

Income before income taxes                               222,551           347,247            571,205          522,582

Provision for income taxes                               121,500            68,550            252,500          122,000
                                                      -----------       -----------        -----------      -----------

Net income                                               101,051           278,697            318,705          400,582

Preferred dividend requirements                           59,811            60,445            120,141          120,890
                                                      -----------       -----------        -----------      -----------

Income applicable to common shareholders             $    41,240       $   218,252        $   198,564      $   279,692
                                                      ===========       ===========        ===========      ===========

Average common shares and common
  share equivalents (Note 2)                           6,167,612         5,825,299          6,119,803        5,804,118
                                                      ===========       ===========        ===========      ===========

Earnings per common share and
  common share equivalent (Note 2)                   $      0.01       $      0.04        $      0.03      $      0.05
                                                      ===========       ===========        ===========      ===========

See accompanying notes to consolidated financial statements.

                       EMONS TRANSPORTATION GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                             ----------------------------
                                                                                1995              1994
                                                                             -----------       -----------
Cash flow from operating activities:
  Net income                                                                $   318,705       $   400,582
    Adjustments to reconcile net income to net
     cash provided by operating activities
      Depreciation                                                              574,821           514,084
      Amortization of deferred expenses                                          47,374            41,792
      Amortization of deferred compensation                                      16,115            16,267
      Gain on disposal of assets                                                (56,148)           (3,595)
      Increase in accounts receivable, materials
       and supplies, and prepaid expenses                                      (284,507)         (236,162)
      Increase in accounts payable, accrued
       expenses, and other liabilities                                        1,014,455           282,097
      Increase in deferred income taxes                                         183,000            80,000
                                                                             -----------       -----------
Net cash provided by operating activities                                     1,813,815         1,095,065
                                                                             -----------       -----------

Cash flow from investing activities:
  Proceeds from disposal of assets                                              117,912             7,563
  Additions to property, plant and equipment                                 (2,140,983)       (1,210,392)
  (Increase) decrease in deferred expenses and other assets                      19,167           (38,072)
                                                                             -----------       -----------
Net cash used in investing activities                                        (2,003,904)       (1,240,901)
                                                                             -----------       -----------

Cash flow from financing activities:
  Proceeds from issuance of long-term debt                                      493,149           159,624
  Reduction in long-term debt                                                  (298,411)         (324,054)
                                                                             -----------       -----------
Net cash provided by (used in) financing activities                             194,738          (164,430)
                                                                             -----------       -----------

Net increase (decrease) in cash and cash equivalents                              4,649          (310,266)

Cash and cash equivalents at beginning of period                              1,232,859         1,565,163
                                                                             -----------       -----------

Cash and cash equivalents at end of period                                  $ 1,237,508       $ 1,254,897
                                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended December 31, 1995
                                  (unaudited)


Note 1. The information furnished herein has been prepared in accordance with generally accepted accounting principles. In the opinion of the management of Emons Transportation Group, Inc. (the "Company" or "Emons Transportation Group"), all adjustments (which include only normal recurring adjustments) considered necessary to present a fair statement of the results for the periods covered by this report have been made.

Note 2. Earnings per common share are computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three and six month periods ended December 31, 1995 and 1994 do not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. In December 1994, the Company executed a $750,000 Senior Secured Term Loan with a local bank through one of its railroad subsidiaries. Under the terms of the Loan Agreement, the Company may borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable in increasing quarterly installments over five years from June 1, 1996 through March 1, 2001. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, Pennsylvania. In addition, the seller of the land issued a note in the amount of $170,000, which bears interest at a rate of 10% per annum, and is repayable in three equal annual installments commencing August 1996.

Note 4. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 364 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

           Product Liability Actions
           -------------------------

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

           As of January 17, 1996, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 364 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 358 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

           In January 1994, a jury in New York State Court rendered awards in 11 consolidated cases (only 7 of which were against Industries) in which the issue of damages was tried prior to the establishment of liability and causation by plaintiffs. Industries' potential liability in these cases totaled approximately $260,000, of which approximately $62,000 would be paid by Industries' insurer. These cases have been settled as Chapter 11 claims, subject to Bankruptcy Court approval, at no material liability to Industries.

           Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 358 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

           Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. During the period October 1, 1995 through January 17, 1996, 171 lawsuits were settled or dismissed at no material liability to Industries.

           Management intends to vigorously defend all of these actions. In the event that the post-reorganization lawsuits described above are not treated under the Plan, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based on Industries' experience in prior DES litigation and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.


           Environmental Liability
           -----------------------

           During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of December 31, 1995 for the estimated clean up costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

           The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,640,000 and $3,004,000 at December 31, 1995 and June 30, 1995, respectively, and the balance available under a $750,000 Senior Secured Term Loan issued by a local bank to a subsidiary. Under the terms of the Loan Agreement, the Company may borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable over a five year period. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, PA to accommodate a new customer. The Company intends to use the balance remaining under this facility to finance other projects to generate additional business and to fund capital track rehabilitation projects as needed.

           The Company's cash and cash equivalents increased $5,000 for the six month period ended December 31, 1995. The net increase includes $1,814,000 of cash provided by operations, $118,000 of proceeds from the disposal of property and equipment, and $195,000 additional net borrowings, partially offset by $2,141,000 of capital investments.

           The Company generated $1,814,000 of cash from operations for the six month period ended December 31, 1995 as compared to $1,095,000 for the corresponding period in the prior year. Excluding working capital and other liabilities, cash provided by operations increased by $35,000 from $1,049,000 for the six months ended December 31, 1994 to $1,084,000 for the six months ended December 31, 1995.

           Cash provided by working capital items and other liabilities totaled $730,000 for the six months ended December 31, 1995, consisting principally of a $1,154,000 increase in accounts payable and a $205,000 decrease in materials and supplies, partially offset by a $632,000 increase in accounts receivable. The increase in accounts payable is primarily attributable to gross investments in capital track projects in excess of $2.3 million during the six month period ended December 31, 1995, discussed further below, and the growth in the Company's logistics and intermodal businesses. The decrease in materials and supplies is attributable to the use of these items in capital track projects. The increase in accounts receivable is primarily attributable to receivables for billings under government funded track rehabilitation programs and the growth in the Company's logistics and intermodal businesses.

           The Company invested $2,141,000 in capital expenditures during the first six months of fiscal 1996. Expenditures include $1,585,000 in railroad track structures (net of $759,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, $369,000 for land and improvements in connection with the construction of a logistics lumber transload and storage facility in York, PA to accommodate a new customer, and $70,000 for computer equipment in connection with a computer systems upgrade project. As of December 31, 1995, the Company has available in excess of $1.2 million of government grants and in excess of $250,000 of government funding under a no interest loan program for track rehabilitation projects, and has been awarded an additional $125,000 government grant and in excess of $1.5 million of government funding under no or low interest loan programs for future track rehabilitation projects.

           Proceeds from the disposal of property and equipment include approximately $62,000 for the sale of land to a customer in York, PA, and $48,000 of estimated insurance proceeds for a SLR locomotive which was destroyed in a derailment incident.

           The Company's long-term debt obligations increased $195,000 during the six month period ended December 31, 1995 including $298,000 of scheduled debt repayments offset by $493,000 of additional borrowings. Additional borrowings include $170,000 of seller financing and $200,000 of borrowings under the $750,000 Senior Secured Term Loan to fund the acquisition of land and construction of the new logistics lumber transfer and storage facility, $50,000 of borrowings under a government funded no interest loan track rehabilitation program, and $73,000 of borrowings under equipment loan arrangements.

Analysis of Operations for the three months ended December 31, 1995 compared to the three months ended December 31, 1994

           Results of Operations

           The Company generated net income of $101,000 for the three month period ended December 31, 1995 as compared to net income of $279,000 for the three month period ended December 31, 1994. Income before income taxes decreased $124,000 from $347,000 for the three months ended December 31, 1994 to $223,000 for the corresponding period in the current year. The decrease of $124,000 includes a decrease in operating revenues of $60,000, an increase in operating expenses of $54,000, and an increase in interest expense of $10,000. Operating results for the prior year quarter ended December 31, 1994 included two significant transactions. First, the Company recorded a $223,000 favorable retroactive pricing adjustment for the St. Lawrence & Atlantic Railroad ("SLR") negotiated with the Canadian National Railway ("CN") for the period July 1, 1992 through September 30, 1994. Second, the Company provided $134,000 for expenses associated with the relocation of SLR personnel and the SLR administrative offices located in Berlin, NH to Auburn, ME. Excluding the impact of these transactions, income before income taxes decreased $35,000 during the current quarter as compared to the prior year. The provision for income taxes increased $53,000 over the prior year.

           Revenues

           Operating revenues decreased $60,000, or 2%, from $3,775,000 for the three months ended December 31, 1994 to $3,715,000 for the corresponding period in the current year. Excluding the impact of the $223,000 SLR retroactive pricing adjustment, operating revenues increased $163,000, or 5%, for the quarter ended December 31, 1995. This net increase includes a $15,000 decrease in freight and haulage revenues (excluding intermodal freight), offset by a $90,000 increase in logistics revenues, a $32,000 increase in intermodal freight and handling revenues, and a net increase in other operating revenues of $56,000.

           Freight and haulage revenues decreased $15,000, consisting of a 1.5% increase in the number of carloads handled offset by a 2% decrease in average revenues per carload. The total number of carloads handled increased approximately 100 carloads from 8,400 for the three months ended December 31, 1994 to 8,500 for the three months ended December 31, 1995. The net increase includes over 200 additional carloads generated by the Company's logistics operations in York, PA, 90 additional agricultural carloads in York, PA, and a variety of less significant increases in other business. These increases were partially offset by over 250 fewer carloads to a paper manufacturer in York, PA as a result of pulp and paper supply conditions, and a variety of other less significant decreases. While paper related carloads on SLR increased slightly during the quarter, this business was also unfavorably impacted by market conditions. The 2% decrease in average revenues per carload is attributable to mix of business, which included a greater percentage of local moves at lower rates including a number of local moves for the Company's logistics operations in York, PA.

           Total logistics revenues generated by the Company's operations in York, PA increased $90,000, or 29%, for the quarter ended December 31, 1995 as compared to the prior year quarter. This increase includes a 35% increase in the number of railcars handled and the expansion of warehousing services. In addition, the Company's logistics operations accounted for approximately $145,000 additional freight and haulage revenues for the railroad operations in York, PA during the current quarter as compared to $100,000 in the corresponding quarter in the prior year.

           The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $32,000 of freight and intermodal handling revenues during the quarter ended December 31, 1995 as compared to the corresponding quarter in the prior year. The terminal handled approximately 2,150 trailers and containers during the three month period ended December 31, 1995 as compared to 800 trailers and containers during the three months ended December 31, 1994.

           The $56,000 increase in other operating revenues includes a $76,000 increase in demurrage revenues partially offset by a net decrease in a variety of other operating revenues.

           Expenses

           Operating expenses increased $54,000, or 2%, from $3,181,000 for the three month period ended December 31, 1994 to $3,235,000 for the three month period ended December 31, 1995. The increase consists of $183,000 additional cost of operations offset by $129,000 less selling and administrative expenses.

           Cost of operations increased $183,000, or 8%, from $2,359,000 for the three month period ended December 31, 1994 to $2,542,000 for the corresponding period in the current year. The increase includes $86,000 additional railroad operating expenses, $49,000 additional logistics operating expenses, and $48,000 additional intermodal operating expenses.

           Maintenance of way and transportation expenses were unfavorably impacted on all three of the Company's railroad operations by the early snowfall and cold weather in the Mid-Atlantic and Northeast regions during November and December 1995 as compared to the prior year. In addition, railroad operating expenses include additional maintenance of way expenses incurred by SLR to repair a washout of a section of track resulting from a heavy downpour in November 1995, and costs incurred to clear a fire lane in Maine. The increases in maintenance of way and transportation expenses were partially offset by a decrease in locomotive maintenance expense on SLR.

           The increases in logistics and intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations.

           Selling and administrative expenses decreased $129,000, or 16%, from $822,000 for the quarter ended December 31, 1994 to $693,000 for the quarter ended December 31, 1995. This decrease includes $134,000 provided for the relocation of SLR's administrative offices from Berlin, NH to Auburn, ME in the prior year and a $28,000 investment in new marketing brochures in the prior year. These decreases were partially offset by a net increase in a variety of other selling and administrative expenses.

           Interest expense increased $10,000 for the three month period ended December 31, 1995 as compared to the prior year due to the net increase in long-term borrowings incurred to finance capital projects for the Company's expanding logistics operations in York, PA and the acquisition of equipment.

           The provision for income taxes increased $53,000 from $69,000 for the quarter ended December 31, 1994 to $122,000 for the quarter ended December 31, 1995. The increase consists of $53,000 additional deferred state and federal income tax liabilities provided for the book and tax difference in the timing of depreciation of the Company's railroad track structures, and is primarily attributable to over $1.5 million of net capitalized trackwork performed during the current year.


Analysis of Operations for the six months ended December 31, 1995 compared to the six months ended December 31, 1994

           Results of Operations

           The Company generated net income of $319,000 for the six month period ended December 31, 1995 as compared to net income of $401,000 for the six month period ended December 31, 1994. Income before income taxes increased $48,000 from $523,000 for the six months ended December 31, 1994 to $571,000 for the corresponding period in the current year. The net increase of $48,000 includes an increase in operating revenues of $476,000 and an increase in other non-operating income of $53,000, partially offset by an increase in operating expenses of $466,000 and an increase in interest expense of $19,000. Operating results for the six month prior year period ended December 31, 1994 included two significant transactions. First, the Company recorded a $223,000 favorable retroactive pricing adjustment for SLR negotiated with CN for the period July 1, 1992 through September 30, 1994, of which $158,000 was attributable to periods prior to fiscal 1995. Second, the Company provided $134,000 for expenses associated with the relocation of SLR personnel and SLR's administrative offices located in Berlin, NH to Auburn, ME. The provision for income taxes increased $130,000 over the prior year.

           Revenues

           Operating revenues increased $476,000, or 7%, from $6,926,000 for the six months ended December 31, 1994 to $7,402,000 for the corresponding period in the current year. This net increase includes $111,000 additional freight and haulage revenues (excluding intermodal freight), $92,000 additional logistics revenues, $261,000 additional intermodal freight and handling revenues, and $12,000 net additional other operating revenues.

           Freight and haulage revenues increased $111,000, or 2%, consisting of a 3.5% increase in the number of carloads handled offset by a 1% decrease in average revenues per carload. The total number of carloads handled increased approximately 600 carloads from 16,600 for the six months ended December 31, 1994 to 17,200 for the six months ended December 31, 1995. The net increase includes over 400 additional carloads generated by the Company's logistics operations in York, PA, 315 additional coal carloads (three unit coal trains) on the railroad operations in York, PA, 300 additional carloads to a warehouse customer in York, PA, 200 additional paper related carloads on SLR, and 100 additional agricultural carloads in York, PA. These increases were partially offset by 400 fewer carloads to a paper manufacturer in York, PA as a result of pulp and paper supply conditions, 200 fewer salt carloads on SLR due to timing of these shipments, and a variety of other less significant decreases. The 1% decrease in average revenues per carload is attributable to mix of business, which included a greater percentage of local moves at lower rates including a number of local moves for the Company's logistics operations in York, PA.

           Total logistics revenues generated by the Company's operations in York, PA increased $92,000, or 15%, for the six month period ended December 31, 1995 as compared to the corresponding period in the prior year. This increase includes a 28% increase in the number of railcars handled and the expansion of warehousing services. In addition, the Company's logistics operations accounted for approximately $280,000 additional freight and haulage revenues for the rail-road operations in York, PA during the current year as compared to $195,000 in the corresponding period in the prior year.

           The Company's rail intermodal terminal, which commenced operations on SLR in late September 1994, generated an additional $261,000 of freight and intermodal handling revenues during the six month period ended December 31, 1995 as compared to the corresponding period in the prior year. The terminal handled approximately 4,400 trailers and containers during the first six months of fiscal 1996 as compared to 800 trailers and containers during approximately three months of operations in fiscal 1995.

           The $12,000 net increase in other operating revenues over the prior year includes a $165,000 increase in demurrage revenues and a $69,000 increase in car hire revenues generated under railcar leasing arrangements. These increases were partially offset by the $158,000 SLR pricing adjustment recorded in the prior year and a net decrease in a variety of other operating revenues.

           Other non-operating income increased $53,000 over the prior year as a result of a gain on the sale of a parcel of land in York, PA of approximately $60,000.

           Expenses

           Operating expenses increased $466,000, or 8%, from $5,913,000 for the six month period ended December 31, 1994 to $6,379,000 for the six month period ended December 31, 1995. The net increase consists of $477,000 additional cost of operations offset by $11,000 less selling and administrative expenses.

           Cost of operations increased $477,000, or 10%, from $4,550,000 for the six month period ended December 31, 1994 to $5,027,000 for the corresponding period in the current year. The net increase includes $284,000 additional railroad operating expenses, $60,000 additional logistics operating expenses, and $133,000 additional intermodal operating expenses.

           The increase in railroad operating expenses includes additional transportation costs to operate the dedicated intermodal train on SLR for a full six month period in the current year as compared to approximately three months in the prior year, and to operate three additional unit coal trains on the railroad operations in York, PA in the current year. Maintenance of way expenses also increased over the prior year including additional costs incurred by SLR to repair a washout of a section of track resulting from a heavy downpour in November 1995, and costs incurred to clear a fire lane in Maine. Maintenance of way and transportation expenses were also unfavorably impacted on all three of the Company's railroad operations by the early snowfall and cold weather in the Mid-Atlantic and Northeast regions during November and December 1995 as compared to the prior year. The increases in maintenance of way and transportation expenses were partially offset by a decrease in locomotive maintenance expense on SLR.

           The increases in logistics and rail intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations, including a full six months of intermodal operations in the current year as compared to approximately three months of operations in the prior year.

           Selling and administrative expenses decreased $11,000, or 1%, from $1,362,000 for the six months ended December 31, 1994 to $1,351,000 for the six months ended December 31, 1995. The net decrease includes $134,000 provided for the relocation of SLR's administrative offices from Berlin, NH to Auburn, ME in the prior year, a $28,000 investment in new marketing brochures in the prior year, and a decrease in a variety of other selling and administrative expenses. These decreases were partially offset by $56,000 additional intermodal sales and admin-istrative expenses as a result of six months of operations in the current year versus three months of operations in the prior year, and a variety of less significant increases.

                 Interest expense increased $19,000 for the six month period ended December 31, 1995 as compared to the prior year due to the net increase in long-term borrowings incurred to finance capital projects for the Company's expanding logistics operations in York, PA and the acquisition of equipment.

           The provision for income taxes increased $130,000 from $122,000 for the six months ended December 31, 1994 to $252,000 for the six months ended December 31, 1995. The increase includes $103,000 additional deferred state and federal income tax liabilities provided for the book and tax difference in the timing of depreciation of the Company's railroad track structures, and is primarily attributable to over $1.5 million of capitalized trackwork performed during the current year.

                                    PART II.


Item 1.    Legal Proceedings

           As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1995, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 364 product liability actions.


Item 3.    Default Upon Senior Securities

           On June 23, 1995 and November 15, 1995, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 3, 1995 and January 2, 1996, respectively. Dividends in arrears as of the date of this report aggregated $1,293,777.


Item 4.    Any Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of stockholders of Emons Transportation Group, Inc. held on November 15, 1995, the stockholders:

           (a) elected Messrs. Robert Grossman, Sanders D. Newman, Robert J. Smallacombe, and Alfred P. Smith, and Ms. Kimberly A. Madigan as directors of the Company to serve in such capacity until their successors are elected and qualified, and

           (b) ratified the appointment of Arthur Andersen LLP as independent accountants to examine the financial statements of the Company for the year ended June 30, 1996.

Item 6.    Exhibit and Reports on Form 8-K

           (a) An index to exhibits appears following the signature page to this report.

           (b) No reports on Form 8-K were filed during the three month period ended December 31, 1995.

                                  SIGNATURES

           Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMONS TRANSPORTATION GROUP, INC.


Date:   February 12, 1996          By:   /s/Scott F. Ziegler
        -----------------                -------------------
                                            Scott F. Ziegler
                                            Vice President and Controller
                                            (signing on behalf of the registrant
                                            as both its duly authorized officer
                                            and its chief accounting officer)

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

                                                                                        Page in
Exhibit                                                                               Sequentially
Number                                    Exhibit                                     Numbered Copy

 3  (a)    Certificate of Incorporation for Emons Transportation Group, Inc.
           dated December 19, 1986 (incorporated by reference from Emons
           Transportation Group, Inc. Report on Form 10-K for the year ended
           June 30, 1987)                                                                ---

 3  (b)    Certificate of Amendment of Certificate of Incorporation of Emons
           Transportation Group, Inc. dated September 26, 1989 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q
           for the quarter ended September 30, 1989)                                     ---

 3  (c)    Amended and Restated By-Laws for Emons Transportation Group, Inc.
           (incorporated by reference from Emons Transportation Group, Inc.
           Report on Form 10-Q for the quarter ended September 30, 1989)                 ---

 3  (d)    Certificate of Amendment of Certificate of Incorporation of Emons
           Transportation Group, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q
           for the quarter ended December 31, 1993)                                      ---

11  (a)    Earnings per share calculation                                                 16

27  (a)    Article 5 of Regulation S-X, Financial Data Schedules                         ---