Form 10-Q
period 1996-03-31
EMONS TRANSPORTATION GROUP INC
filed 1996-05-15
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
      For Quarter Ended  March 31, 1996     Commission File Number 0-5206
                         --------------                            ------

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

       Delaware                                               23-2441662
       -----------------------------------------------------------------
 (State of Incorporation)                 (I. R. S. Employer Identification No.)

   96 South George Street, York, Pennsylvania      17401      (717-771-1700)
   -------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)(Telephone No.)

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

                             Yes    X            No
                                  -----

  The number of shares of each class of common stock of the registrant issued and outstanding as at March 31, 1996 is as follows:

               Voting Common Stock                    5,711,689
                                                      ---------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                  March 31,      June 30,
                                                    1996           1995
                                              ---------------- ---------------
ASSETS
   Current Assets:
     Cash and cash equivalents                $    1,376,856   $    1,232,859
     Accounts receivable, net                      1,672,509        1,770,681
     Materials and supplies                          135,968          359,385
     Prepaid expenses                                420,754          285,436
     Deferred income taxes                            50,000           50,000
                                              ---------------- ---------------
       Total current assets                        3,656,087        3,698,361
                                              ---------------- ---------------
   Property, plant and equipment                  26,218,405       24,234,733
     Less accumulated depreciation                (8,204,472)      (7,549,786)
                                              ---------------- ---------------
                                                  18,013,933       16,684,947

   Deferred expenses and other assets                263,661          362,267
                                              ---------------- ---------------

TOTAL ASSETS                                  $   21,933,681   $   20,745,575
                                              ================ ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
     Current portion of long-term debt        $      958,973   $      818,813
     Accounts payable                              1,027,498          708,234
     Accrued payroll and related expenses            794,590          849,867
     Income taxes payable                             88,778           88,573
     Other accrued expenses                        1,332,274        1,228,765
                                              --------------- ----------------
       Total current liabilities                   4,202,113        3,694,252
                                              --------------- ----------------

   Long-term debt (Note 3)                        10,123,668       10,043,285
   Other liabilities                                 599,624          601,722
   Deferred income taxes                           1,487,000        1,290,000
                                              --------------- ----------------
       Total Liabilities                          16,412,405       15,629,259
                                              --------------- ----------------

   Stockholders' Equity:
     Cumulative convertible preferred stock           16,802           17,270
     Common stock                                     57,117           56,696
     Additional paid-in capital                   23,289,912       23,289,866
     Deficit                                     (17,651,627)     (18,032,415)
                                              --------------- ----------------
                                                   5,712,204        5,331,417
     Unearned compensation - restricted
                             stock awards           (190,928)        (215,101)
                                              --------------- ----------------
       Total Stockholders' Equity                  5,521,276        5,116,316
                                              --------------- ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   21,933,681   $   20,745,575
                                              ===============  ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                               Three Months Ended              Nine Months Ended
                                                                    March 31,                      March 31,
                                                           --------------------------     ---------------------------
                                                              1996            1995           1996             1995
                                                           ----------      ----------     -----------     -----------
 Operating revenues                                      $ 3,816,354     $ 3,401,275    $ 11,218,104    $ 10,327,753

 Operating expenses:
   Cost of operations                                      2,904,939       2,364,478       7,932,215       6,914,443
   Selling and administrative                                624,804         661,212       1,976,097       2,023,932
                                                           ----------      ----------     -----------     -----------
                                                           3,529,743       3,025,690       9,908,312       8,938,375
                                                           ----------      ----------     -----------     -----------

 Income from operations                                      286,611         375,585       1,309,792       1,389,378

 Other income (expense):
   Interest income                                            17,609          15,552          53,228          45,602
   Interest expense                                         (229,899)       (263,770)       (773,642)       (788,626)
   Other, net                                                 23,262                          79,410           3,595
                                                           ----------      ----------     -----------     -----------
                                                            (189,028)       (248,218)       (641,004)       (739,429)
                                                           ----------      ----------     -----------     -----------

 Income before income taxes                                   97,583         127,367         668,788         649,949

 Provision for income taxes                                   35,500          62,500         288,000         184,500
                                                           ----------      ----------     -----------     -----------

 Net income                                                   62,083          64,867         380,788         465,449

 Preferred dividend requirements                              58,808          60,446         178,949         181,336
                                                           ----------      ----------     -----------     -----------
 Income applicable to common stock                       $     3,275     $     4,421    $    201,839    $    284,113
                                                           ==========      ==========     ===========     ===========

 Average common shares and common
   share equivalents (Note 2)                              6,118,048       5,818,041       6,119,217       5,808,758
                                                           ==========      ==========     ===========     ===========

 Earnings per common share and
   common share equivalent (Note 2)                      $      0.00     $      0.00    $       0.03    $       0.05
                                                           ==========      ==========     ===========     ===========





 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                        Nine Months Ended
                                                            March 31,
                                                     ------------------------
                                                         1996       1995
                                                     -----------  -----------
Cash flow from operating activities:
  Net income                                        $   380,788  $   465,449
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                       850,357      768,940
     Amortization of deferred expenses                   71,061       65,479
     Amortization of deferred compensation               24,172       24,577
     Gain on disposal of assets                         (79,410)      (3,595)
     (Increase) decrease in accounts receivable,
      materials and supplies, and prepaid expenses      186,271      (36,945)
     Increase (decrease) in accounts payable,
      accrued expenses, and other liabilities           365,603      (32,911)
     Increase in deferred income taxes                  197,000      120,000
                                                     -----------  -----------
Net cash provided by operating activities             1,995,842    1,370,994
                                                     -----------  -----------

Cash flow from investing activities:
  Proceeds from disposal of assets                      176,986        7,563
  Additions to property, plant and equipment         (2,276,919)  (1,369,406)
  (Increase) decrease in deferred expenses
          and other assets                               27,545      (28,072)
                                                     -----------  -----------
Net cash used in investing activities                (2,072,388)  (1,389,915)
                                                     -----------  -----------

Cash flow from financing activities:
  Proceeds from issuance of long-term debt              780,223      172,382
  Reduction in long-term debt                          (559,680)    (685,556)
                                                     -----------  -----------
Net cash provided by (used in) financing activities     220,543     (513,174)
                                                     -----------  -----------

Net increase (decrease) in cash and cash equivalents    143,997     (532,095)

Cash and cash equivalents at beginning of period      1,232,859    1,565,163
                                                     -----------  -----------

Cash and cash equivalents at end of period          $ 1,376,856  $ 1,033,068
                                                     ===========  ===========



See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended March 31, 1996
                                  (unaudited)


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

Note 2. Earnings per common share are computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three and nine month periods ended March 31, 1996 and 1995 do not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. In December 1994, the Company executed a $750,000 Senior Secured Term Loan with a local bank through one of its railroad subsidiaries. Under the terms of the Loan Agreement, the Company could borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable in increasing quarterly installments over five years from June 1, 1996 through March 1, 2001. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, Pennsylvania. The seller of the land also issued a note in the amount of $170,000, which bears interest at a rate of 10% per annum, and is repayable in three equal annual installments commencing August 1996. In April 1996, the bank issued a commitment letter to the Company to extend the remaining balance of $550,000 available under this facility through June 1997.

Note 4. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 458 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

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

         As of April 30, 1996, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 458 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 452 were commenced after the confirmation of Industries' Reorganization Plan in December 1986

         (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 452 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period January 1, 1996 through April 30, 1996, 89 lawsuits were settled or dismissed at no material liability to Industries.

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


         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of March 31, 1996 for the estimated clean up costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,049,000 and $3,004,000 at March 31, 1996 and June 30, 1995, respectively, and the balance available under a $750,000 Senior Secured Term Loan issued by a local bank to a subsidiary. Under the terms of the Loan Agreement, the Company could borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable over a five year period. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, PA to accommodate a new customer. In April 1996, the bank issued a commitment letter to the Company to extend the remaining balance of $550,000 available under this facility through June 1997. The Company intends to use the balance remaining under this Agreement to finance other projects to generate additional business and to fund capital track rehabilitation projects as needed.

     The Company's cash and cash equivalents increased $144,000 for the nine month period ended March 31, 1996. The net increase includes $1,996,000 of cash provided by operations, $177,000 of proceeds from the disposal of property and equipment, and $220,000 additional net borrowings, partially offset by $2,277,000 of capital investments.

     The Company generated $1,996,000 of cash from operations for the nine month period ended March 31, 1996 as compared to $1,371,000 for the corresponding period in the prior year. Excluding working capital and other liabilities, cash provided by operations increased slightly from $1,441,000 for the nine months ended March 31, 1995 to $1,444,000 for the nine months ended March 31, 1996.

     Cash provided by working capital items and other liabilities totaled $552,000 for the nine months ended March 31, 1996, consisting principally of a $319,000 increase in accounts payable, a $98,000 decrease in accounts receivable, and a $223,000 decrease in materials and supplies. The increase in accounts payable is primarily attributable to the $589,000 increase in operating expenses during the third quarter of fiscal 1996 as compared to the prior year due to the impact of unfavorable winter weather conditions, discussed further below, and the growth in the Company's logistics and intermodal businesses. The decrease in accounts receivable is the result of intensified collection efforts, while the decrease in materials and supplies is attributable to the use of these items in capital track projects.

     The Company invested $2,277,000 in capital expenditures during the first nine months of fiscal 1996. Expenditures include $1,667,000 in railroad track structures (net of $788,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, $370,000 for land and improvements in connection with the construction of a logistics lumber transload and storage facility in York, PA, and $70,000 for computer equipment in connection with a computer systems upgrade project. As of March 31, 1996, the Company has available in excess of $1.2 million of government grants for track rehabilitation projects, and has been awarded an additional $125,000 government grant and in excess of $1.5 million of government funding under no or low interest loan programs for future track rehabilitation projects.

     Proceeds from the disposal of property and equipment include approximately $62,000 for the sale of land to a customer in York, PA, $55,000 for the sale of a vacant railroad station on the St. Lawrence & Atlantic Railroad ("SLR") which was previously used as SLR's main office in Berlin, NH, and $48,000 of estimated insurance proceeds for a SLR locomotive which was destroyed in a derailment incident.

     The Company's long-term debt obligations increased $220,000 during the nine month period ended March 31, 1996 including $560,000 of scheduled debt repayments offset by $780,000 of additional borrowings. Additional borrowings include $170,000 of seller financing and $200,000 of borrowings under the $750,000 Senior Secured Term Loan to fund the acquisition of land and construction of the new logistics lumber transfer and storage facility, $262,000 of borrowings under a government funded no interest loan track rehabilitation program, and $148,000 of borrowings under computer and equipment loan arrangements.


Analysis of Operations for the three months ended March 31, 1996 compared to the three months ended March 31, 1995

     Results of Operations

     The Company generated net income of $62,000 for the three month period ended March 31, 1996 as compared to net income of $65,000 for the three month period ended March 31, 1995. Income before income taxes decreased $29,000 from $127,000 for the three months ended March 31, 1995 to $98,000 for the corresponding period in the current year. The decrease includes an increase in operating revenues of $415,000, an increase in non-operating income of $23,000, and a decrease in interest expense of $34,000, offset by an increase in operating expenses of $504,000. Operating results for the three month period ended March 31, 1996 include the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. The provision for income taxes decreased $27,000 from the prior year.

     Revenues

     Operating revenues increased $415,000, or 12%, from $3,401,000 for the three months ended March 31, 1995 to $3,816,000 for the corresponding period in the current year. This increase includes $262,000 additional freight and haulage revenues (excluding intermodal freight), $89,000 additional logistics revenues, $36,000 additional intermodal freight and handling revenues, and $28,000 net additional other operating revenues.

     Freight and haulage revenues increased $262,000, or 11%, consisting of a 9% increase in the number of carloads handled and a 2% increase in average revenues per carload. The total number of carloads handled increased approximately 700 carloads from 7,900 for the three months ended March 31, 1995 to 8,600 for the three months ended March 31, 1996. The net increase includes 180 additional agricultural carloads in York, PA, 150 additional carloads generated by the Company's logistics operations in York, PA, and approximately 800 additional carloads on SLR. The significant increase in business on SLR for the current quarter is attributable to the unfavorable impact of a strike on the Canadian National Railway ("CN"), SLR's major connecting rail carrier, in the prior year quarter ended March 31, 1995, as well as the favorable impact of sales and marketing efforts despite unfavorable market conditions in the paper industry. These increases were partially offset by over 200 fewer carloads to a paper manufacturer in York, PA as a result of pulp and paper market conditions, and a variety of other less significant decreases. In addition, business on all three of the Company's railroads was unfavorably impacted by severe winter weather conditions in the Mid-Atlantic and Northeast regions during the current quarter, including heavy snowfall, which caused many customers to close plants for several days and caused delays in railcar deliveries. The 2% increase in average revenues per carload is attributable to mix of business, which includes a greater percentage of carloads handled by SLR during the current quarter which are generally at higher rates.

     Total logistics revenues generated by the Company's operations in York, PA increased $89,000, or 34%, for the quarter ended March 31, 1996 as compared to the prior year quarter. This increase includes a 30% increase in the number of railcars handled and the expansion of warehousing services.

     The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $36,000 of freight and intermodal handling revenues during the quarter ended March 31, 1996 as compared to the corresponding quarter in the prior year. The terminal handled approximately 1,950 trailers and containers during the three month period ended March 31, 1996 as compared to 1,100 trailers and containers during the three months ended March 31, 1995.

     The $23,000 of non-operating income in the current quarter includes gains on the sales of non-essential real estate, including a vacant railroad station on SLR.

     Expenses

     Operating expenses increased $504,000, or 17%, from $3,026,000 for the three month period ended March 31, 1995 to $3,530,000 for the three month period ended March 31, 1996. The increase consists of $540,000 additional cost of operations partially offset by a $36,000 reduction in selling and administrative expenses.

     Cost of operations increased $540,000, or 23%, from $2,365,000 for the three month period ended March 31, 1995 to $2,905,000 for the corresponding period in the current year. The increase includes $441,000 additional railroad operating expenses, $77,000 additional logistics operating expenses, and $22,000 additional intermodal operating expenses.

     Additional maintenance of way and transportation expenses accounted for in excess of $425,000 of the increase in railroad operating expenses. These increases are partly attributable to the impact of unfavorable winter weather conditions in the Mid-Atlantic and Northeast regions in the current year, as compared to mild winter conditions in the prior year, on all three of the Company's railroad operations. The unusually heavy snowfall and cold temperatures required additional unanticipated labor costs, fuel usage and other operating expenses in order to keep the railroad tracks clear and train operations running. In addition, expenses in the prior year quarter were lower as a result of efforts to reduce expenses on SLR in anticipation of and during the CN labor strike which took place in March 1995.

     The increases in logistics and intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations.

     Selling and administrative expenses decreased $36,000, or 5.5%, from $661,000 for the quarter ended March 31, 1995 to $625,000 for the quarter ended March 31, 1996. The net decrease includes additional salaries and wages as a result of wage adjustments effective January 1, 1996 and staff additions to accommodate increased business levels, and additional professional fees and travel expenses incurred to pursue potential business opportunities. These increases were more than offset by the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $85,000 pertaining to fiscal years 1988 through 1995, which was recorded as a reduction of expense in the current quarter.

     Interest expense decreased $34,000 for the three month period ended March 31, 1996 as compared to the prior year primarily as a result of a $32,000 reduction of accrued interest expense recorded in the current quarter as a result of the favorable settlement of disputed local business taxes to the City of York, Pennsylvania pertaining to fiscal years 1988 through 1995.

     The provision for income taxes decreased $27,000 from $63,000 for the quarter ended March 31, 1995 to $36,000 for the quarter ended March 31, 1996. The decrease is attributable to lower pre-tax income and adjusted deferred federal income tax liabilities provided for the book and tax difference in the timing of depreciation of the Company's railroad track structures.


Analysis of Operations for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995

     Results of Operations

     The Company generated net income of $381,000 for the nine month period ended March 31, 1996 as compared to net income of $465,000 for the nine month period ended March 31, 1995. Income before income taxes increased $19,000 from $650,000 for the nine months ended March 31, 1995 to $669,000 for the corresponding period in the current year. The net increase includes $890,000 additional operating revenues, $76,000 additional non-operating income, and a $15,000 decrease in interest expense, partially offset by an increase in operating expenses of $970,000. Operating results for the nine month period ended March 31, 1996 include the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. Operating results for the nine month prior year period ended March 31, 1995 included two significant transactions. First, the Company recorded a $223,000 favorable retroactive pricing adjustment for SLR negotiated with CN for the period July 1, 1992 through September 30, 1994, of which $158,000 was attributable to periods prior to fiscal 1995. Second, the Company provided $141,000 for expenses associated with the relocation of SLR personnel and SLR's administrative offices located in Berlin, NH to Auburn, ME. The provision for income taxes increased $103,000 over the prior year.

     Revenues

     Operating revenues increased $890,000, or 8.6%, from $10,328,000 for the nine months ended March 31, 1995 to $11,218,000 for the corresponding period in the current year. This net increase includes $373,000 additional freight and haulage revenues (excluding intermodal freight), $181,000 additional logistics revenues, $297,000 additional intermodal freight and handling revenues, and $39,000 net additional other operating revenues.

     Freight and haulage revenues increased $373,000, or 5%, consisting of a corresponding 5% increase in the number of carloads handled. Average revenues per carload were consistent for both nine month periods. The total number of carloads handled increased approximately 1,300 carloads from 24,500 for the nine months ended March 31, 1995 to 25,800 for the nine months ended March 31, 1996. The net increase includes 575 additional carloads generated by the Company's logistics operations in York, PA, 400 additional carloads to a warehouse customer in York, PA, 300 additional coal carloads (three unit coal trains) on the railroad operations in York, PA, 275 additional agricultural carloads in York, PA, and approximately 800 additional carloads on SLR. The significant increase in business on SLR for the current year is attributable to a strike on CN which occurred in March 1995, as well as the favorable impact of sales and marketing efforts despite unfavorable market conditions in the paper industry, particularly in the most recent quarter. These increases were partially offset by over 600 fewer carloads to a paper manufacturer in York, PA as a result of pulp and paper market conditions, 200 fewer salt carloads on SLR, and a variety of other less significant decreases.

     Total logistics revenues generated by the Company's operations in York, PA increased $181,000, or 21%, for the nine month period ended March 31, 1996 as compared to the corresponding period in the prior year. This increase includes a 35% increase in the number of railcars handled and the expansion of warehousing services. In addition, the Company's logistics operations accounted for approximately $400,000 freight and haulage revenues for the railroad operations in York, PA during the current year as compared to $290,000 in the corresponding period in the prior year.

     The Company's rail intermodal terminal, which commenced operations on SLR in late September 1994, generated $297,000 additional freight and intermodal handling revenues during the nine month period ended March 31, 1996 as compared to the corresponding period in the prior year. The terminal handled approximately 6,350 trailers and containers during the first nine months of fiscal 1996 as compared to 1,900 trailers and containers during approximately six months of operations in fiscal 1995.

     The $39,000 net increase in other operating revenues over the prior year includes a $178,000 increase in demurrage revenues and a $60,000 increase in car hire revenues generated under railcar leasing arrangements. These increases were partially offset by the $158,000 SLR pricing adjustment recorded in the prior year.

     Non-operating income increased $76,000 over the prior year due to net gains on the sale of non-essential real estate including a parcel of land in York, PA and a vacant railroad station on SLR.

     Expenses

     Operating expenses increased $970,000, or 11%, from $8,938,000 for the nine month period ended March 31, 1995 to $9,908,000 for the nine month period ended March 31, 1996. The net increase consists of $1,018,000 additional cost of operations partially offset by a $48,000 reduction in selling and administrative expenses.

     Cost of operations increased $1,018,000, or 15%, from $6,914,000 for the nine month period ended March 31, 1995 to $7,932,000 for the corresponding period in the current year. The net increase includes $727,000 additional railroad operating expenses, $136,000 additional logistics operating expenses, and $155,000 additional intermodal operating expenses.

     The increase in railroad operating expenses includes additional transportation costs to operate the dedicated intermodal train on SLR for a full nine month period in the current year as compared to approximately six months in the prior year, and to operate three additional unit coal trains on the railroad operations in York, PA in the current year. Maintenance of way expenses also increased over the prior year including additional costs incurred by SLR to repair the washout of a section of track resulting from a heavy downpour in November 1995, and costs incurred to clear a fire lane in Maine. Maintenance of way and transportation expenses were also unfavorably impacted on all three of the Company's railroad operations by the early snowfall and cold weather in the Mid-Atlantic and Northeast regions during November and December 1995 as compared to the prior year, and more significantly, by the continued impact of unfavorable winter weather conditions in these regions during the third quarter of fiscal 1996 as compared to mild winter weather conditions in the prior year. The unusually heavy snowfall and cold temperatures required additional unanticipated labor costs, fuel usage and other operating expenses in order to keep the railroad tracks clear and train operations running. In addition, expenses in the third quarter of the prior year were lower as a result of efforts to reduce expenses on SLR in anticipation of and during the CN labor strike which took place in March 1995. Car hire expense increased in excess of $90,000 over the prior year primarily as a result of revised agreements with a connecting carrier for the Pennsylvania railroad operations in the current year. Additional demurrage revenues for these operations under the revised agreements more than offset the increase in expense. The increases in maintenance of way and transportation expenses were partially offset by a decrease in locomotive maintenance expenses on SLR.

     The increases in logistics and rail intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations, including a full nine months of intermodal operations in the current year as compared to approximately six months of operations in the prior year.

     Selling and administrative expenses decreased $48,000, or 2.4%, from $2,024,000 for the nine months ended March 31, 1995 to $1,976,000 for the nine months ended March 31, 1996. The net decrease includes approximately $100,000 additional wages and benefits as a result of wage adjustments effective January 1, 1996 and staff additions to accommodate increased business levels, $67,000 additional intermodal sales and administrative expenses as a result of nine months of operations in the current year versus six months of operations in the prior year, and additional professional fees and travel expenses to pursue potential business opportunities. These increases were more than offset by the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $85,000 pertaining to fiscal years 1988 through 1995, which was recorded as a reduction of expense in the current year, $141,000 of expenses provided for the relocation of SLR's administrative offices from Berlin, NH to Auburn, ME in the prior year and a $28,000 investment in new marketing brochures in the prior year.

     Interest expense decreased $15,000 for the nine month period ended March 31, 1996 as compared to the prior year due to the net increase in long-term borrowings incurred to finance capital projects for the Company's expanding logistics operations in York, PA and the acquisition of equipment, offset by a $32,000 reduction of interest expense recorded in the current year as a result of the favorable settlement of disputed local business taxes to the City of York, Pennsylvania pertaining to fiscal years 1988 through 1995.

     The provision for income taxes increased $103,000 from $185,000 for the nine months ended March 31, 1995 to $288,000 for the nine months ended March 31, 1996. The increase includes $77,000 additional deferred state and federal income tax liabilities provided for the book and tax difference in the timing of depreciation of the Company's railroad track structures, and is primarily attributable to over $1.6 million of capitalized trackwork performed during the current year.

                                   PART II.


Item 1.     Legal Proceedings

       As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1995, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 458 product liability actions.


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


Item 4.     Any Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the three month period ended March 31, 1996.


Item 6.     Exhibit and Reports on Form 8-K

         (a) An index to exhibits appears following the signature page to this report.

         (b) No reports on Form 8-K were filed during the three month period ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EMONS TRANSPORTATION GROUP, INC.


Date:   May 13, 1996     By:   /s/Scott F. Ziegler
        ------------           -------------------
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