Form 10-K
period 1996-06-30
EMONS TRANSPORTATION GROUP INC
filed 1996-09-27
CIK 32666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                    ---------

 (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1996

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from                       to
                                 ---------------------    --------------------

                           Commission File No.: 0-5206

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                                  23-2441662
               ----------------------------------------------------
        (State of incorporation)         (I.R.S. employer identification number)

          96 South George Street, York, PA                              17401
          -------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (717) 771-1700

          Securities registered pursuant to Section 12 (b) of the Act:

                                      None

             Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.01 Par Value
      $.14 Series A Cumulative Convertible Preferred Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes        X                No
                           ---------                --------


As of September 9, 1996, 5,705,689 shares of voting Common Stock were outstanding including 2,835,432 shares held by an escrow agent. For information regarding the escrow agent, see "Industries Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 9, 1996 was $13,469,446. For this purpose the average of the closing bid and asked prices ($2.56 per share), as of September 9, 1996, has been used.

              Documents incorporated by reference: Proxy Statement

                                     Part I

Item 1.  Business

         Emons Transportation Group, Inc. ("Emons Transportation Group"), a Delaware corporation headquartered in York, Pennsylvania, is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. The Company owns three shortline railroads, operates rail/truck transload and warehouse facilities, operates a rail intermodal terminal in Auburn, Maine, and provides customers with logistics services for the movement and storage of freight. Emons Transportation Group was organized in December 1986 and is the owner of all of the outstanding capital stock of Emons Industries, Inc. ("Industries"), the Maryland and Pennsylvania Railroad Company ("MPA"), Emons Logistics Services, Inc. ("Logistics"), Maine Intermodal Transportation, Inc. ("MIT") and Emons Railroad Group, Inc. ("Railroad Group") which owns all of the outstanding capital stock of Yorkrail, Inc. ("YKR") and the St. Lawrence & Atlantic Railroad Company ("SLR"). Prior to the formation of Emons Transportation Group in December 1986, Industries, which was formed in 1955, was the parent company. For information regarding the formation of Emons Transportation Group, see "Industries Reorganization" below.

         Unless the context otherwise requires, the terms "Emons" and the "Company" when used herein shall refer to Emons Transportation Group, Inc. and its consolidated subsidiaries. The Company's executive offices are located at 96 S. George Street, York, Pennsylvania 17401 (Telephone 717-771-1700).

         Description of Operations

         The Company owns and operates three short-line railroads, MPA, YKR and SLR. The revenues from these three short-line railroad operations accounted for 86% of the Company's total operating revenues in fiscal 1996, 89% of total operating revenues in fiscal 1995, and 93% of total operating revenues in fiscal 1994. The Company also owns and operates a logistics services business in York, Pennsylvania, and a rail intermodal terminal in Auburn, Maine. These operations are intended to supplement the Company's railroad operations by providing a wide variety of value added services including warehousing and other distribution services and options to businesses located both on and off of the Company's rail lines.

         The Company's operations are organized into two separate and distinct business units, the Pennsylvania Business Unit and the New England Business Unit. The Pennsylvania Business Unit is comprised of MPA, YKR and Logistics, located in York, Pennsylvania. The New England Business Unit is comprised of SLR which extends from Portland, Maine through New Hampshire to Norton, Vermont, and MIT which commenced rail intermodal operations on SLR in Auburn, Maine in September 1994. Each Business Unit has a complete management team on location headed by a senior executive responsible for the operations and financial performance of their respective Business Unit.

                           Pennsylvania Business Unit
                           --------------------------

         MPA, located in York, Pennsylvania, owns 26 miles of mainline track and related properties. There are approximately 30 active customers that utilize MPA's service for in-bound and/or out-bound shipments of freight, including approximately 20 customers located directly on line. MPA primarily serves customers in the paper, building products and distribution industries. MPA's largest customer, P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 48% of MPA's operating revenues in fiscal 1996. MPA interchanges rail traffic with Consolidated Rail Corporation ("Conrail") and YKR at York Pennsylvania, and CSX Transportation, Inc. ("CSXT") at Hanover, Pennsylvania.

         On February 17, 1989, YKR acquired 16 miles of mainline track and related properties from CSXT in and around York, Pennsylvania and commenced operations on that date. YKR serves approximately 30 active customers, including approximately 20 customers located directly on line. YKR primarily serves customers in the paper, agricultural, building products and distribution industries. YKR's largest customer, P. H. Glatfelter Company, accounted for 16% of YKR's fiscal 1996 operating revenues. YKR interchanges rail traffic with CSXT at Porters Sideling, Pennsylvania, MPA at York, Pennsylvania, and Conrail at West York, Pennsylvania.

         During fiscal 1990, the Company formed Emons Logistics Services, Inc. and began offering certain logistics services for customers in the Mid-Atlantic region from its facilities in York, Pennsylvania. Logistics currently operates seven facilities located either on MPA or YKR which allow manufacturers and users of canned goods, lumber and other building products, packaged consumer products, steel, paper products, and dry/liquid bulk commodities to take advantage of favorable rail economics for the long haul shipment of their products combined with truck delivery to companies that are not located on a rail line. The Company provides both short and long term storage, various value added services, plus rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are critical to the growth of the railroad operations of the Pennsylvania Business Unit since they enable customers who are not located directly on line to utilize rail transportation.

         During fiscal 1990, the Company built a 15,000 square foot building located on MPA that provides rail/truck transfer and storage for the distribution of canned goods and certain building products. In fiscal 1995, the Company made improvements to the facility to accommodate 65,000 square feet of outside storage of products, particularly lumber and steel pipe. The Company has arrangements with two major western rail carriers to provide short term storage and rail/truck transfer services as their designated agent for the Mid-Atlantic and Northeast regions of the United States.

         In fiscal 1990, the Company also developed another site located on MPA for rail/truck transfer and storage to handle such items as structural steel, pipe and lumber. This facility encompasses 70,000 square feet including 25,000 square feet under roof for inside storage and an outside paved storage area. The facility is currently utilized for the transfer and storage of building products, structural steel and aggregates.

         In May 1991, in cooperation with CSXT, the Company opened a bulk rail/truck transfer facility on YKR to service manufacturers and users of dry and liquid bulk commodities. This facility operates under the trade name Food-Linc and handles bulk food grade and related products such as vegetable oils and plastic pellets. In July 1992, a second such facility was developed named Chem-Linc to handle bulk products such as industrial oils and chemicals. Collectively, these operations are referred to as Emons BIDS (Bulk Intermodal Distribution Services). Other transfer facilities were opened during fiscal 1993 and 1994 which transload various bulk products primarily for the agricultural industry at this location and at the Company's two railroad trestles located in downtown York, Pennsylvania.

         The Company also operates three other leased warehouse facilities. The first facility is located on YKR in Thomasville, Pennsylvania and consists of approximately 26,000 square feet. The Company has commitments for the handling and short term storage of finished paper (newsprint, pulpboard and printing paper) at this location. A second warehouse, also located on YKR in central York, Pennsylvania, is a 50,000 square foot facility which is utilized for storage of both finished paper and woodpulp. Another warehouse facility in Hanover, Pennsylvania, consisting of approximately 25,000 square feet, is utilized primarily for the storage of other types of fibre stock for use by a local paper manufacturer. The products transferred and stored at these locations originate throughout North America for truck distribution to states within the Mid-Atlantic and Northeast regions of the United States.

         In August 1995, the Company purchased 23 acres of land adjacent to existing rail operations on YKR, and constructed a dedicated lumber reload facility on approximately 5 acres. A contract has been signed with a major Canadian forest products company to provide lumber transload and storage services to serve major accounts throughout the Mid-Atlantic region. The Company expects to utilize the remainder of this land for the continued development of transload and distribution business in the York, Pennsylvania area.

                            New England Business Unit
                            -------------------------

         On May 19, 1989, SLR acquired certain rail properties previously known as the Grand Trunk Eastern Lines from the Canadian National Railway ("CN"). This rail line consists of approximately 165 miles of mainline track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 55 customers, including 18 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's major customers, New England Public Warehouse, Champion International Paper Corporation and Crown Vantage (formerly James River Corporation) accounted for 17%, 10% and 10% of SLR's operating revenues in fiscal 1996, respectively. SLR interchanges rail traffic with CN at Island Pond, Vermont, the Springfield Terminal Railway at Danville Junction, Maine and Portland, Maine (via Danville Junction), the New Hampshire and Vermont Railroad at Groveton, New Hampshire, the Berlin Mills Railway at both Berlin and Gorham, New Hampshire, and the New Hampshire Central Railroad at North Stratford, New Hampshire.

         The MIT rail intermodal terminal located on SLR in Auburn, Maine commenced operations in September 1994. The development and construction of this operation was a cooperative project between the Company, the State of Maine, the City of Auburn and CN North America. The $2.9 million cost of the terminal facilities was funded 80% by the State of Maine with federal funds under the ISTEA legislation (Intermodal Surface Transportation Efficiency Act) and 20% by the City of Auburn. The City of Auburn owns the terminal and leases it to MIT under a long term lease arrangement which includes an initial term of 20 years, three 10 year renewal options and a purchase option in year 50. The terminal includes 42 acres of land (16 acres currently developed in Phase I), three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. The Company believes that this operation will be an important factor in the growth and development of SLR by providing additional business volume to SLR's railroad operation.

         Through coordinated train service between CN North America and SLR, MIT offers premier rail intermodal service which includes third morning service between Auburn and Chicago on dedicated intermodal trains transporting railcars and containers. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers.

         MIT operations are conducted by an independent contractor, In-Terminal Services (a subsidiary of Mi-Jack Products), who currently operates over 40 intermodal terminals in North America.

         Employees

         At June 30, 1996, the Company employed a total of 143 persons, 79 of which were represented by various labor organizations. The Company has labor agreements with all unions which represent MPA and SLR employees. The Company is currently in the process of renegotiating agreements with various unions representing MPA and SLR employees, which expired on December 31, 1995 and May 18, 1996, respectively. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

         Regulation

         The Company's rail subsidiaries are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB"), successor to the Interstate Commerce Commission ("ICC"). The STB has jurisdiction over, among other things, the rates charged, the issuance of securities and the extension or abandonment of rail lines, routes or service by common carriers, and the consolidation, merger and acquisition of control of and by such carriers. The Company's rail subsidiaries are also subject to regulation by the Federal Railroad Administration as to safety requirements and operating practices, and subject to regulations by governmental authorities of Pennsylvania, Maine, Vermont and New Hampshire.

         Competition

         The railroad freight operations of the Company and railroad industry in general experience price and service competition from other railroads, highway motor carriers and various water carriers in the movement of goods and products.

         Industries' Reorganization

         Prior to 1986, the Company provided management, leasing and brokerage services for rail transportation equipment. In response to a severe decline in the boxcar leasing business, in March 1984 Industries filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1986 the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed Industries' Reorganization Plan ( the "Plan") and Emons Transportation Group became the parent of Industries and MPA.

         Under the Plan, each unsecured creditor received an initial distribution of cash, Common Stock and Senior Preferred Stock for its claim. Since numerous disputed claims remained at the time of consummation of the Plan, an escrow agent appointed in connection with the Plan was instructed to distribute additional amounts of cash and securities to holders of allowed claims on a quarterly basis in each quarter that disputed claims are reduced by litigation or settlement. The Bankruptcy Court has postponed the distribution of any cash and securities until it is determined whether certain other potential unsecured claims should be included in the Bankruptcy proceeding. The escrow agent currently holds 2,835,432 shares of Common Stock and 1,204,890 shares of $.14 Series A Cumulative Convertible Preferred Stock. The escrow agent has the right to vote the shares held by it and has expressed its intention generally to vote such shares proportionally in accordance with the vote cast by unaffiliated stockholders.

Item 2.  Properties

         With respect to material properties owned or leased by the Company, the following table sets forth the location of the property, the approximate square feet of space, miles of railroad track or acreage, and use made of such facilities. All properties are owned by the Company except as otherwise noted, are in good condition, adequately fulfill the Company's requirements and are being used to the fullest extent necessary for the Company's operations.

                             Approximate
                               Square
                               Feet of
          Address               Space                         Use
     ----------------------   ---------- --------------------------------------------
     96 South George Street      5,907   Executive and administrative offices and
     York, PA (1)                        Pennsylvania Business Unit administrative
                                         offices

     East Princess Street       70,000   Rail/truck transfer and storage facility for
     York, PA                            building products, steel and aggregates

     West Market Street         40,000   Rail/truck transfer facility for bulk food
     York, PA                            grade products

     West Market Street         20,000   Rail/truck transfer facility for chemicals
     York, PA                            and non-food bulk products

     Queen and Hay Street       80,000   Rail/truck transfer and warehouse facility
     York, PA                            for canned goods, packaged consumer
                                         products, lumber and steel pipe

     Beaver and North Street     7,500   Rail/truck transfer facility for
     York, PA                            agricultural products

     Poplar Street              25,000   Warehouse facility for woodpulp storage and
     Hanover, PA (1)                     distribution

     Commerce Drive             26,250   Rail/truck transfer and warehouse facility
     Thomasville, PA (1)                 for paper products storage and distribution

     Arch Street                 7,500   Rail/truck transfer facility for aggregates
     York, PA                            and fertilizer

     Loucks Mill Road           50,000   Warehouse facility for transfer and storage
     York, PA (1)                        of paper products

     Lewiston Junction Road      4,000   New England Business Unit administrative
     Auburn, ME (1)                      offices

     Lewiston Junction Road    106,700   Locomotive repair facility
     Auburn, ME (3)

     Princess Street            15,000   Locomotive repair facility
     York, PA

     Island Pond, VT (2)       295,000   Rail/truck transfer, storage and
                                         distribution facility for lumber

(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.


                              Acreage or
                             Approximate
         Address               Distance                   Use
     ----------------------- -----------   ------------------------------------------
     Lewiston Junction Road    42 acres    Rail intermodal terminal
     Auburn, ME (1)

     Portland, ME to           165 miles   Mainline railroad trackage plus rail yards
     Norton, VT                            and related facilities

     Auburn, ME (1)            4 miles     Branch railroad trackage

     West Market Street        23 acres    Includes 5 acre rail/truck transfer and
     West York, PA                         storage facility for lumber

     York, PA to               26 miles    Mainline railroad trackage plus rail yards
     Hanover, PA                           and related facilities

     York, PA to Porters       16 miles    Mainline railroad trackage plus rail yards
     Sideling, PA                          and related facilities


(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

Item 3.  Legal Proceedings

         Emons Transportation Group is not a party to any legal proceedings. However, Emons Industries, a subsidiary of the Company, is currently a defendant in 539 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

         Product Liability Actions
         -------------------------

         Prior to March 1971, under previous management, Industries (then known as Amfre-Grant, Inc.) was engaged in the business of distributing (but not manufacturing) various generic and prescription drugs. Industries sold and discontinued these business activities in March 1971 and commenced its railcar leasing and railroad operations in October 1971. One of the drugs which had been distributed was diethylstilbestrol ("DES") which was taken by women during pregnancy to prevent miscarriage.

         As of September 5, 1996, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 539 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 533 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 533 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court on March 23, 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted coverage in any policy year. During the period July 1, 1995 through September 12, 1996, 157 lawsuits were settled or dismissed at no material liability to Industries. These settlements included 7 cases in which a jury in New York State court had rendered awards in January 1994 prior to the establishment of causation by plaintiffs. Industries' potential liability in these cases totaled approximately $260,000, of which approximately $62,000 would be paid by Industries' insurer. These cases were settled as bankruptcy claims at no liability to Industries.

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

         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of June 30, 1996 for the estimated clean up costs.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

                                    Part II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

                                       COMMON STOCK PRICE RANGE
                                       ------------------------
 Fiscal Year   Fiscal Quarter          High Bid         Low Bid
 -----------   --------------          --------         -------
   1996           First            $     6.50        $     1.00
                  Second                 2.625             1.625
                  Third                  2.00              1.50
                  Fourth                 1.9375            1.0625


   1995           First            $     1.00        $     0.9375
                  Second                 1.0625            1.00
                  Third                  1.125             1.00
                  Fourth                 1.00              1.00

         At September 9, 1996, the Company had 5,705,689 shares of Common Stock issued and outstanding which were held by approximately 1,442 Stockholders of record. Such shares are traded in the over-the-counter securities market and are listed on NASDAQ under the symbol EMON. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future.

         As of September 9, 1996, 1,680,230 shares of $.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding which were held by approximately 277 Stockholders of record. The holders of the $.14 Series A Cumulative Convertible Preferred Stock are entitled to a dividend of $.14 per share per annum which is to be paid semi-annually. The Board of Directors voted to omit the regular semi-annual dividend which would have been payable from the period January 2, 1991 through July 1, 1996. Dividends in arrears as of September 9, 1996 aggregated $1,411,393. These shares are traded in the over-the-counter securities market.

Item 6.     Selected Financial Data

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                             Selected Financial Data
                     For the Five Years ended June 30, 1996
                  (Not Covered by Independent Auditors' Report)


- --------------------------------------------------------------------------------------------------------------------------
                                                   1996           1995            1994           1993            1992
- --------------------------------------------------------------------------------------------------------------------------

Operating revenues                               $14,917,077   $13,996,608   $ 11,994,286    $ 11,551,839    $ 10,978,574
                                                 ===========   ===========   ============    ============    ============

Income (loss) from operations                    $ 1,627,339   $ 2,073,724   $    811,164    $  1,322,045    $   (656,891)
                                                 ===========   ===========   ============    ============    ============
Income (loss) before cumulative effect
   of change in accounting principle             $   469,501   $   766,077   $   (184,325)   $    135,688    $ (1,960,444)

Cumulative effect of change in accounting
   principle for income taxes (1)                       --            --         (750,000)           --              --
                                                 -----------   -----------   ------------    ------------    ------------
Net income (loss)                                $   469,501   $   766,077   $   (934,325)   $    135,688    $ (1,960,444)
                                                 ===========   ===========   ============    ============    ============

Earnings (loss) per common share
   and common share equivalent:

      Earnings (loss) before cumulative effect
         of change in accounting principle       $      0.04   $      0.09   $      (0.08)   $      (0.02)   $      (0.41)

      Cumulative effect of change in
         accounting principle for income taxes          --            --            (0.13)           --              --
                                                 -----------   -----------   ------------    ------------    ------------
      Net income (loss)                          $      0.04   $      0.09   $      (0.21)   $      (0.02)   $      (0.41)
                                                 ===========   ===========   ============    ============    ============

Total assets                                     $22,789,914   $20,745,575   $ 19,844,423    $ 20,575,690    $ 21,473,186
                                                 ===========   ===========   ============    ============    ============
Debt                                             $11,086,009   $10,862,098   $ 11,047,433    $ 12,439,150    $ 13,279,894
                                                 ===========   ===========   ============    ============    ============


(1) See Note 2 to the Consolidated Financial Statements for the Years ended June 30, 1996, 1995 and 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

         Liquidity and Capital Resources

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,670,000 and $3,004,000 at June 30, 1996 and 1995, respectively, and the balance available under a $750,000 Senior Secured Term Loan issued by a local bank to a subsidiary. Under the original terms of the Loan Agreement, the Company could borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is repayable over a five year period. In August 1995, the Company borrowed $200,000 under this loan to finance the acquisition of land and construction of a new logistics lumber transload and storage facility in York, Pennsylvania to accommodate a new customer. In April 1996, the bank extended the remaining balance of $550,000 available under this facility through June 1997. The Company borrowed an additional $225,000 in August 1996 to finance the acquisition of locomotives, and intends to use the balance remaining under this Agreement to finance other projects to generate additional business and to fund capital track rehabilitation projects as needed.

         The Company's cash and cash equivalents increased $33,000 for the year ended June 30, 1996. The net increase includes $2,430,000 of cash provided by operations, $180,000 of proceeds from the disposal of property and equipment, and $224,000 of additional net borrowings, partially offset by $2,801,000 of capital investments.

         The Company generated $2,430,000 of cash from operations for the year ended June 30, 1996 as compared to $1,897,000 for the prior year. Excluding working capital items and other assets and liabilities, cash provided by operations decreased $263,000 from $2,108,000 for the year ended June 30, 1995 to $1,845,000 for the current year. This decrease is primarily attributable to a decrease in net income of $297,000 in fiscal 1996 as compared to the prior year.

         Cash provided by working capital items and other assets and liabilities totaled $585,000 for the year ended June 30, 1996, consisting principally of a $1,096,000 increase in accounts payable and accrued expenses, and a $155,000 decrease in materials and supplies, partially offset by a $634,000 increase in accounts receivable. The fluctuations in these account balances relate primarily to the increased level of capital track activities, and related government funding, in the latter part of fiscal 1996 as compared to the prior year, and the growth in the Company's other operating activities over the prior year.

         The Company invested $2,801,000 in capital expenditures during the year ended June 30, 1996. Expenditures include $2,181,000 in railroad track structures (net of $933,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, $372,000 for land and improvements in connection with the construction of a logistics lumber transload and storage facility in York, PA, and $76,000 for computer equipment in connection with a computer systems upgrade project. The Company currently has approximately $1.2 million of government grants and $1.4 million of government funding under no or low interest loan programs available for future track rehabilitation projects.

         Proceeds from the disposal of property and equipment were generated from the sale of non-essential real estate including miscellaneous parcels of land and a railroad station in Berlin, New Hampshire, and insurance proceeds for a locomotive which was destroyed in a derailment incident.

         The Company's net long-term debt obligations increased $224,000 during fiscal 1996 including $802,000 of scheduled debt repayments offset by $1,026,000 of additional borrowings. Additional borrowings include $170,000 of seller financing and $200,000 of borrowings under the $750,000 Senior Secured Term Loan to fund the acquisition of land and construction of the new logistics lumber transfer and storage facility, $508,000 of borrowings under government no or low interest loan track rehabilitation programs, and $148,000 of borrowings under equipment financing arrangements.

         Fiscal 1996 as compared to Fiscal 1995

                              Results of Operations

         The Company generated net income of $470,000 for the year ended June 30, 1996 as compared to net income of $766,000 for the year ended June 30, 1995. Income before income taxes decreased $315,000 from $1,074,000 for fiscal 1995 to $759,000 for fiscal 1996. The net decrease includes a $1,367,000 increase in operating expenses, partially offset by $920,000 additional operating revenues, $80,000 additional non-operating income, and a $39,000 decrease in interest expense. Operating results for the year ended June 30, 1996 include the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. Operating results for the year ended June 30, 1995 included two significant transactions. First, the Company recorded a $223,000 favorable retroactive pricing adjustment for the St. Lawrence & Atlantic Railroad ("SLR") negotiated with the Canadian National Railway ("CN") for the period July 1, 1992 through September 30, 1994, $158,000 of which was attributable to periods prior to fiscal 1995. Second, the Company provided $84,000 for expenses associated with the relocation of SLR personnel and SLR's administrative offices located in Berlin, New Hampshire to Auburn, Maine. The provision for income taxes decreased $18,000 from the prior year.

                                    Revenues

         Operating revenues increased $920,000, or 6.6%, from $13,997,000 for year ended June 30, 1995 to $14,917,000 for the year ended June 30, 1996. This net increase includes $343,000 additional freight and haulage revenues (excluding intermodal freight), $322,000 additional intermodal freight and handling revenues, and $268,000 additional logistics revenues, partially offset by $13,000 less other operating revenues.

         Freight and haulage revenues increased $343,000, or 3.5%, consisting of a 5% increase in the number of carloads handled offset by a 1.3% decrease in average revenues per carload. The total number of carloads handled increased approximately 1,650 carloads from 32,900 for the year ended June 30, 1995 to 34,550 for the current year. The net increase includes approximately 800 additional carloads generated by the Company's logistics operations, 600 additional coal carloads (six unit coal trains), 550 additional carloads to a warehouse customer, 450 additional agricultural carloads, and 400 additional bridge carloads all in York, Pennsylvania, and approximately 700 additional paper related carloads on SLR. The significant increase in business on SLR for the current year is attributable to a strike on CN which occurred in fiscal 1995, as well as the favorable impact of sales and marketing efforts despite unfavorable market conditions in the paper industry in the second half of fiscal 1996. These increases were partially offset by over 850 fewer carloads to a paper manufacturer in York, Pennsylvania as a result of pulp and paper market conditions, 300 fewer mini-train limestone shuttle carloads in York, Pennsylvania, and a variety of other less significant decreases. The 1.3% decrease in average revenues per carload is attributable to the mix of business which includes a greater percentage of lower rated bridge carloads and reduced pricing on incremental SLR paper carloads in order to attract this business.

         The Company's rail intermodal terminal, which commenced operations on SLR in late September 1994, generated $322,000 additional freight and intermodal handling revenues in fiscal 1996 as compared to the prior year. The terminal handled approximately 8,600 trailers and containers during fiscal 1996 as compared to 3,650 trailers and containers during approximately nine months of operations in fiscal 1995.

         Total logistics revenues generated by the Company's operations in York, Pennsylvania increased $268,000, or 23.6%, in fiscal 1996 over the prior year. This increase includes in excess of a 30% increase in the number of railcars handled and an additional $247,000 of storage revenues as a result of the expansion of warehousing services. These increases were partially offset by $140,000 less truck brokerage revenues and $60,000 less canned goods transfer services due to a reduction in cross dock transfer business. In addition, the Company's logistics operations accounted for approximately $530,000 freight and haulage revenues for the railroad operations in York, Pennsylvania during the current year as compared to $365,000 in the prior year.

         The $13,000 net decrease in other operating revenues from the prior year includes a $82,000 increase in demurrage revenues and a $68,000 increase in car hire revenues generated under railcar leasing arrangements, offset by the $158,000 SLR pricing adjustment recorded in the prior year.

         Non-operating income increased $80,000 over the prior year due to net gains on the sale of non-essential real estate including miscellaneous parcels of land and a railroad station in Berlin, New Hampshire.

                                    Expenses

         Operating expenses increased $1,367,000, or 11.5%, from $11,923,000 for the year ended June 30, 1995 to $13,290,000 for the year ended June 30, 1996. The net increase consists of $1,226,000 additional cost of operations and $141,000 additional selling and administrative expenses.

         Cost of operations increased $1,226,000, or 13%, from $9,295,000 for the year ended June 30, 1995 to $10,521,000 for the current year. The net increase includes $821,000 additional railroad operating expenses, $226,000 additional logistics operating expenses, and $179,000 additional intermodal operating expenses.

         The increase in railroad operating expenses includes additional transportation costs to operate the dedicated intermodal train on SLR for a full year in fiscal 1996 as compared to approximately nine months in the prior year, additional costs to operate six additional unit coal trains on the railroad operations in York, Pennsylvania in the current year, and additional costs to handle the remainder of the increase in carload volume. Maintenance of way expenses also increased over the prior year including additional costs incurred by SLR to repair the washout of a section of track resulting from a heavy downpour in November 1995, and costs incurred to clear a fire lane in Maine. Maintenance of way and transportation expenses, and to a lesser extent, locomotive maintenance expenses, were also unfavorably impacted on all three of the Company's railroad operations by the early snowfall and cold weather in the Mid-Atlantic and Northeast regions during November and December 1995 as compared to the prior year, and more significantly, by the continued impact of unfavorable winter weather conditions in these regions during the third quarter of fiscal 1996 as compared to mild winter weather conditions in the third quarter of the prior year. The unusually heavy snowfall and cold temperatures required additional labor costs, fuel usage and other operating expenses in order to keep the railroad tracks clear and train operations running. In addition, expenses in the third quarter of the prior year were lower as a result of efforts to reduce expenses on SLR in anticipation of and during the CN labor strike which took place in March 1995.

         The increases in logistics and rail intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations, including a full twelve months of intermodal operations in the current year as compared to approximately nine months of operations in the prior year. The increase in logistics operating expenses were partially offset by a $129,000 reduction in brokered freight expense due to a reduction in cross dock transfer business.

         Selling and administrative expenses increased $141,000, or 5.4%, from $2,628,000 for the year ended June 30, 1995 to $2,769,000 for the year ended June 30, 1996. The net increase includes approximately $192,000 additional wages and benefits as a result of wage adjustments effective January 1, 1996 and staff additions to accommodate increased business levels, $93,000 additional intermodal sales and administrative expenses as a result of twelve months of operations in the current year versus nine months of operations in the prior year, and $100,000 additional professional fees and travel expenses to pursue potential business opportunities. These increases were partially offset by the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $85,000 pertaining to fiscal years 1988 through 1995, which was recorded as a reduction of expense in the current year, and a net decrease in a variety of other expense categories.

         Interest expense decreased $39,000 in fiscal 1996 as compared to the prior year due to a $32,000 reduction of interest expense recorded in the current year as a result of the favorable settlement of disputed local business taxes to the City of York, Pennsylvania pertaining to fiscal years 1988 through 1995.

         The provision for income taxes decreased $18,000 from $308,000 for the year ended June 30, 1995 to $290,000 for the year ended June 30, 1996 as a result of a reduction in pre-tax income. The effective tax rate increased from 29% in the prior year to 38% in the current year due to deferred tax liabilities associated with depreciation of the Company's railroad track structures and the significant amount of capital trackwork performed in fiscal 1996, partially offset by limited tax assets recognized for net operating loss carryforwards in fiscal 1996.

         Fiscal 1995 as compared to Fiscal 1994

                              Results of Operations

         The Company generated income before cumulative effect of change in accounting principle of $766,000 for the year ended June 30, 1995 as compared to a loss of $184,000 for the year ended June 30, 1994. Income before income taxes increased $1,067,000 from $7,000 for fiscal 1994 to $1,074,000 for fiscal 1995.
The net increase includes an increase in operating revenues of $2,003,000, partially offset by an increase in operating expenses of $740,000, and a decrease in non-operating income of $194,000. The provision for income taxes increased $117,000 over fiscal 1994.

                                    Revenues

         Operating revenues increased $2,003,000, or 17%, from $11,994,000 for the year ended June 30, 1994 to $13,997,000 for the year ended June 30, 1995. This increase includes $451,000 additional freight and haulage revenues (excluding intermodal haulage revenues), $623,000 of revenues generated by the Company's new intermodal operations on SLR in Auburn, Maine, $587,000 additional logistics revenues, and a net $342,000 additional other operating revenues.

         Freight and haulage revenues increased $451,000, or 5%, as a result of a corresponding 5% increase in the number of freight carloads handled. The total number of carloads handled increased by approximately 1,500 carloads from 31,400 for fiscal 1994 to 32,900 for fiscal 1995. This net increase includes 730 additional carloads resulting from the York, Pennsylvania mini-train limestone shuttle service established in December 1993, 330 additional paper related carloads on SLR as a result of marketing efforts and a recovery in the paper industry, 500 additional carloads generated by the Company's logistics operations in York, Pennsylvania, and a net increase in a variety of other business as a result of marketing efforts and more favorable economic conditions. These increases were partially offset by 890 less agricultural related carloads in York, Pennsylvania as a result of competitive pricing and local supply conditions. In addition, freight operations on SLR were adversely affected during the third quarter of fiscal 1995 by the strike threat and actual strike by the employees of CN, which lasted approximately 10 days during March 1995, and resulted in a decrease of 280 carloads handled by SLR during this quarter as compared to the prior year.

         Maine Intermodal Transportation, Inc. ("MIT"), the Company's rail intermodal terminal on SLR which commenced operations in September 1994, generated $623,000 of revenues in fiscal 1995, including $326,000 of intermodal handling revenues and $297,000 of haulage revenues for SLR.

         Logistics revenues increased $587,000, or over 100%, in fiscal 1995 over the prior year. This increase reflects the addition of two significant new customers and the expansion of other logistics services, including warehousing. In addition, the Company's logistics operations accounted for approximately $365,000 of freight and haulage revenues for the Company's Pennsylvania railroad operations during fiscal 1995 as compared to $280,000 in the prior year.

         The net $342,000 increase in other operating revenues includes a $223,000 retroactive SLR pricing adjustment to CN for the period July 1, 1992 through September 30, 1994 and $248,000 additional demurrage revenues, partially offset by a $162,000 decrease in railcar leasing revenues as a result of the sale of the Company's fleet of 75 railcars in November 1993.

         The gain on the sale of the Company's fleet of 75 railcars in fiscal 1994 accounts for the major portion of the decrease in non-operating income of $194,000 in fiscal 1995 from the prior year.

                                    Expenses

         Operating expenses increased $740,000, or 7%, from $11,183,000 for the year ended June 30, 1994 to $11,923,000 for the year ended June 30, 1995. The increase includes $421,000 additional cost of operations and $319,000 additional selling administrative expenses.

         Cost of operations increased $421,000, or 5%, from $8,874,000 for the year ended June 30, 1994 to $9,295,000 for the year ended June 30, 1995. The net increase includes $568,000 additional expenses associated with the Company's logistics operations in York, Pennsylvania as a result of the continued growth of this business, and $209,000 of operating expenses associated with the Company's new intermodal operations in Auburn, Maine. These increases were offset by a $240,000 net decrease in railroad operating expenses and a $118,000 decrease in railcar leasing expenses related to the Company's fleet of 75 railcars which were sold in November 1993.

         The net decrease in railroad operating expenses of $240,000 includes an increase in transportation expenses of almost $700,000, offset by decreases in maintenance of way, locomotive maintenance, and other railroad operating expenses. The increase in transportation expenses is attributable to additional labor, fuel, railcar equipment rental, and other operating expenses associated with running additional trains to handle new and incremental business, including the SLR intermodal train, the York, Pennsylvania mini-train limestone shuttle, and an additional local switching train on SLR to handle increased traffic in the Auburn, Maine area. In addition, car hire expense increased $86,000 in conjunction with the significant increase in demurrage revenues. The decrease in maintenance of way expenses is the result of a significant increase in capital track projects in the current year which are capitalized versus routine maintenance activities which are charged to expense. Gross investment in capital track programs increased by over $1.3 million during fiscal 1995 as compared to the prior year. The decrease in locomotive maintenance expenses is the result of more extensive scheduled locomotive preservation and enhancement projects in fiscal 1994 as compared to fiscal 1995, and a $75,000 charge in the fourth quarter of fiscal 1994 for the anticipated clean up costs associated with a fuel leak at the Company's locomotive maintenance facility in York, Pennsylvania. All railroad operating expenses benefited from favorable winter weather conditions in fiscal 1995 versus 1994, and by actions taken to reduce operating expenses on SLR during the CN labor strike in fiscal 1995.

         The $568,000 increase in logistics operating expenses includes additional labor and related costs, property and equipment rent, brokered freight and numerous other operating expenses associated with the continued expansion of this business in York, Pennsylvania.

         Selling and administrative expenses increased $319,000, or 14%, from $2,309,000 for the year ended June 30, 1994 to $2,628,000 for the year ended June 30, 1995. The increase includes $131,000 of sales and marketing expenses associated with MIT, $130,000 additional other labor and related costs, $84,000 of expenses provided for the relocation of SLR personnel and SLR's administrative offices located in Berlin, New Hampshire to Auburn, Maine, a $50,000 provision under incentive compensation and profit sharing plans, and a $28,000 investment in new marketing brochures. These increases were partially offset by a $108,000 provision for a York City Business Privilege Tax assessment recorded in the prior year relating to fiscal years 1988 through 1993, which remained under contention, and a $60,000 reduction in legal fees.

         Interest expense increased $18,000 in fiscal 1995 as compared to the prior year due to the significant increase in interest rates during fiscal 1995 associated with variable interest rate debt, partially offset by a decrease in the average interest bearing debt balance outstanding.

         The provision for income taxes increased by $117,000 for fiscal 1995 as compared to fiscal 1994 due to the significant improvement in operating results and additional deferred tax liabilities associated with depreciation of the Company's railroad track structures. The provision for income taxes for the year ended June 30, 1994 includes approximately $50,000 of state income taxes associated with the $182,000 gain on the sale of the Company's fleet of 75 railcars in November 1993.

Item 8.  Financial Statements and Supplementary Data

         Financial Statements and the notes and schedules thereto are listed under Item 14 hereof.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

                                    Part III

Items 10 through 13 have been omitted. A definitive proxy statement will be filed by the Company not later than 120 days after the close of its fiscal year.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



The Board of Directors
Emons Transportation Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Emons Transportation Group, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated September 5, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules referred to in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes as discussed in Note 2 to the consolidated financial statements.



Lancaster, PA
 September 5, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Emons Transportation Group, Inc.:


We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, effective July 1, 1993, the Company changed its method of accounting for income taxes.



Lancaster, PA
 September 5, 1996

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                  (Index to Financial Statements and Schedules)

                                                                                                    Page
                                                                                                    ----
(a)   (1)  Financial Statements of Emons Transportation Group, Inc. and
            Subsidiaries:

           Consolidated Balance Sheets as of June 30, 1996 and 1995                                  20

           Consolidated Statements of Operations for the years ended
               June 30, 1996, 1995 and 1994                                                          21

           Consolidated Statements of Stockholders' Equity for the
               years ended June 30, 1996, 1995 and 1994                                              22

           Consolidated Statements of Cash Flows for the years
              ended June 30, 1996, 1995 and 1994                                                     23

           Notes to Consolidated Financial Statements                                                24

       (2) Schedules Applicable to Consolidated Financial Statements:

        Schedule III - Financial Statements of Emons Transportation Group, Inc.
                         (Parent Company Only)

           Balance Sheets as of June 30, 1996 and 1995                                               33

           Statements of Operations for the years ended June 30, 1996, 1995 and 1994                 34

           Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994                 35

        All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.

(b)     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

(c)     A list of exhibits can be found on page 37 hereof.


               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         as of June 30, 1996 and 1995

- ----------------------------------------------------------------------------------------------------------------

                                                                                       1996              1995
- ----------------------------------------------------------------------------------------------------------------

 ASSETS
        Current Assets:
                Cash and cash equivalents                                          $  1,265,373    $  1,232,859
                Accounts receivable, less allowance of
                  $76,899 in 1996 and $94,060 in 1995                                 2,404,730       1,770,681
                Materials and supplies                                                  204,656         359,385
                Prepaid expenses                                                        339,523         285,436
                Deferred income taxes (Notes 2 and 6)                                    79,000          50,000
                                                                                   ------------    ------------
                        Total current assets                                          4,293,282       3,698,361
                                                                                   ------------    ------------
        Property, plant and equipment, net (Note 1)                                  18,252,452      16,684,947

                Deferred expenses and other assets                                      244,180         362,267
                                                                                   ------------    ------------
TOTAL ASSETS                                                                       $ 22,789,914    $ 20,745,575
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
                Current portion of long-term debt                                  $    967,837    $    818,813
                Accounts payable                                                      1,806,969         708,234
                Accrued payroll and related expenses                                    876,472         849,867
                Income taxes payable                                                     84,108          88,573
                Other accrued expenses                                                1,203,876       1,228,765
                                                                                   ------------    ------------
                        Total current liabilities                                     4,939,262       3,694,252
                                                                                   ------------    ------------
        Long-term debt (Note 3)                                                      10,118,172      10,043,285
        Other liabilities                                                               600,861         601,722
        Deferred income taxes (Notes 2 and 6)                                         1,513,000       1,290,000
                                                                                   ------------    ------------
                        Total Liabilities                                            17,171,295      15,629,259
                                                                                   ------------    ------------

        Commitments and contingencies (Notes 4 and 10)                                     --              --

        Stockholders' Equity:
                Preferred stock, authorized 3,000,000 shares
                        $0.14 Series A Cumulative Convertible Preferred Stock,
                        $0.01 par value, issued and outstanding 1,680,230 and
                        1,726,950 shares at June 30, 1996 and 1995, respectively
                        (redeemable at Company's option, involuntary liquidation
                        value of $2.00 per share)(Note 5)                                16,802          17,270

                Common stock, $0.01 par value, authorized 11,000,000
                        shares, issued and outstanding 5,703,689 and 5,669,643
                        shares at June 30, 1996 and 1995, respectively                   57,037          56,696

                Additional paid-in capital                                           23,281,993      23,289,866
                Deficit                                                             (17,562,914)    (18,032,415)
                                                                                   ------------    ------------
                                                                                      5,792,918       5,331,417
                Unearned compensation - restricted stock awards                        (174,299)       (215,101)
                                                                                   ------------    ------------
                        Total Stockholders' Equity                                    5,618,619       5,116,316
                                                                                   ------------    ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 22,789,914    $ 20,745,575
                                                                                   ============    ============


 See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended June 30, 1996, 1995 and 1994


- ---------------------------------------------------------------------------------------------------------------------
                                                                            1996            1995             1994
- ---------------------------------------------------------------------------------------------------------------------

Operating revenues                                                      $ 14,917,077    $ 13,996,608    $ 11,994,286

Operating expenses:
   Cost of operations                                                     10,521,232       9,295,039       8,874,046
   Selling and administrative                                              2,768,506       2,627,845       2,309,076
                                                                        ------------    ------------    ------------
       Total operating expenses                                           13,289,738      11,922,884      11,183,122
                                                                        ------------    ------------    ------------

Income from operations                                                     1,627,339       2,073,724         811,164

Other income (expense):
   Interest income                                                            74,827          62,123          45,808
   Interest expense                                                       (1,025,175)     (1,063,939)     (1,046,313)
   Other, net                                                                 82,010           2,469         196,016
                                                                        ------------    ------------    ------------
       Total other income (expense)                                         (868,338)       (999,347)       (804,489)
                                                                        ------------    ------------    ------------

Income before income taxes and cumulative
   effect of change in accounting principle                                  759,001       1,074,377           6,675

Provision for income taxes (Note 6)                                          289,500         308,300         191,000
                                                                        ------------    ------------    ------------

Income (loss) before cumulative effect of
   change in accounting principle                                            469,501         766,077        (184,325)

Cumulative effect of change in accounting
   principle for income taxes (Note 2)                                           -               -          (750,000)
                                                                        ------------    ------------    ------------

Net income (loss)                                                            469,501         766,077        (934,325)

Preferred dividend requirements (Note 9)                                     237,757         241,773         241,781
                                                                        ------------    ------------    ------------
Income (loss) applicable to common shareholders                         $    231,744    $    524,304    $ (1,176,106)
                                                                        ============    ============    ============

Average common shares and common
   share equivalents (Note 7)                                              6,072,221       5,805,373       5,663,413
                                                                        ============    ============    ============

Earnings (loss) per common share and common share equivalent (Note 7):
       Income (loss) before cumulative effect of
         change in accounting principle                                 $       0.04    $       0.09    $      (0.08)
       Cumulative effect of change in accounting
         principle for income taxes                                              -               -             (0.13)
                                                                        ------------    ------------    ------------
       Net income (loss)                                                $       0.04    $       0.09    $      (0.21)
                                                                        ============    ============    ============

See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                for the years ended June 30, 1996, 1995 and 1994

- ----------------------------------------------------------------------------------------------------------------

                                              Cumulative
                                              Convertible
                                            Preferred Stock                             Common Stock
                                     --------------------------------      -------------------------------------
                                         Shares               Amount               Shares              Amount
- ----------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993               1,727,006           $   17,270             5,619,193           $  56,192

Stock issued under restricted
   stock plan                                -                    -                  71,500                 715

Cancellation of restricted
   stock issued                              -                    -                    (600)                 (6)

Amortization of unearned
   compensation                              -                    -                     -                   -

Net loss                                     -                    -                     -                   -
                                     ------------         ------------          ------------        ------------

Balance at June 30, 1994               1,727,006               17,270             5,690,093              56,901

Conversion of preferred stock                (56)                 -                      50                 -

Stock issued under restricted
   stock plan                                -                    -                  17,000                 170

Cancellation of restricted
   stock issued                              -                    -                 (37,500)               (375)

Amortization of unearned
   compensation                              -                    -                     -                   -

Net income                                   -                    -                     -                   -
                                     ------------         ------------          ------------        ------------

Balance at June 30, 1995               1,726,950               17,270             5,669,643              56,696

Conversion of preferred stock            (46,720)                (468)               42,046                 421

Cancellation of restricted
   stock issued                              -                    -                  (8,000)                (80)

Amortization of unearned
   compensation                              -                    -                     -                   -

Net income                                   -                    -                     -                   -
                                     ------------         ------------          ------------        ------------

Balance at June 30, 1996               1,680,230           $   16,802             5,703,689          $   57,037
                                     ============         ============          ============        ============


- --------------------------------------------------------------------------------------------------------------------
                                                                                  Unearned
                                      Additional            Retained             Compensation
                                       Paid-in              Earnings              Restricted        Stockholders'
                                       Capital              (Deficit)            Stock Awards          Equity
- --------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993             $ 23,224,695         $(17,864,167)         $  (201,263)        $ 5,232,727

Stock issued under restricted
   stock plan                              70,785                  -                (71,500)                -

Cancellation of restricted
   stock issued                              (444)                 -                    450                 -

Amortization of unearned
   compensation                               -                    -                 20,924              20,924

Net loss                                      -               (934,325)                 -               (934,325)
                                     --------------       --------------        -------------       ------------

Balance at June 30, 1994               23,295,036          (18,798,492)            (251,389)          4,319,326

Conversion of preferred stock                 -                    -                    -                   -

Stock issued under restricted
   stock plan                              17,893                  -                (18,063)                -

Cancellation of restricted
   stock issued                           (23,063)                 -                 23,438                 -

Amortization of unearned
   compensation                               -                    -                 30,913              30,913

Net income                                    -                766,077                  -               766,077
                                     -------------        --------------        -------------       ------------

Balance at June 30, 1995               23,289,866          (18,032,415)            (215,101)          5,116,316

Conversion of preferred stock                  47                  -                    -                   -

Cancellation of restricted
   stock issued                            (7,920)                 -                  8,000                 -

Amortization of unearned
   compensation                               -                    -                 32,802              32,802

Net income                                    -                469,501                  -               469,501
                                     ------------         --------------        -------------       ------------

Balance at June 30, 1996             $ 23,281,993         $(17,562,914)          $ (174,299)        $ 5,618,619
                                     ============         =============         =============       ============

      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended June 30, 1996, 1995 and 1994

- ------------------------------------------------------------------------------------------------------------
                                                                1996              1995              1994
- ------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income (loss)                                      $   469,501        $   766,077        $  (934,325)
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
           Cumulative effect of change in accounting
              principle for income taxes                          -                  -              750,000
           Depreciation                                     1,136,301          1,022,467          1,167,363
           Amortization                                       127,201            120,078             81,965
           Gain on sale of assets                             (82,010)            (3,638)          (196,016)
           Increase in deferred income taxes                  194,000            203,000             11,000
           Changes in assets and liabilities:
              Accounts receivable, materials and
                 supplies and prepaid expenses               (533,407)          (265,712)          (182,501)
              Accounts payable and accrued expenses         1,095,986            (79,675)           798,774
              Other assets and liabilities, net                22,827            134,067           (290,723)
                                                          ------------       ------------       ------------
Net cash provided by operating activities                   2,430,399          1,896,664          1,205,537
                                                          ------------       ------------       ------------

Cash flow from investing activities:
   Proceeds from sale of assets                               179,586              9,762            935,512
   Additions to property, plant and equipment              (2,801,382)        (2,053,395)        (1,031,467)
                                                          ------------       ------------       ------------
Net cash used in investing activities                      (2,621,796)        (2,043,633)           (95,955)
                                                          ------------       ------------       ------------

Cash flow from financing activities:
   Proceeds from issuance of long-term debt                 1,025,775            472,647            188,516
   Reduction in long-term debt                               (801,864)          (657,982)        (1,580,233)
                                                          ------------       ------------       ------------
Net cash provided by (used in) financing activities           223,911           (185,335)        (1,391,717)
                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents           32,514           (332,304)          (282,135)

Cash and cash equivalents at beginning of period            1,232,859          1,565,163          1,847,298
                                                          ------------       ------------       ------------

Cash and cash equivalents at end of period                $ 1,265,373        $ 1,232,859        $ 1,565,163
                                                          ============       ============      ============


      See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended June 30, 1996, 1995 and 1994

Note 1.  The Company and Summary of Significant Accounting Policies

         a.  The Company and Operations
             --------------------------

         Emons Transportation Group, Inc. ("Emons Transportation Group") is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. Emons Transportation Group and its subsidiaries (collectively the "Company") own and operate two short-line railroads and rail/truck transload and warehouse facilities in South-Central Pennsylvania, and a short-line railroad and a rail intermodal operation in New England, which provide customers with logistics services for the movement and storage of freight.

         b.  Principles of Consolidation
             ---------------------------

         The consolidated financial statements include the accounts of Emons Transportation Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         c.  Use of Estimates
             ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         d.  Cash and Cash Equivalents
             -------------------------

         Cash and cash equivalents include cash on hand and highly liquid short-term investments including bank repurchase agreements and money market funds. Short-term instruments are carried at cost which approximates market value.

         e.  Materials and Supplies
             ----------------------

         Materials and supplies are stated at the lower of cost or market.

         f.  Properties
             ----------

         Property, plant and equipment are carried at cost less accumulated depreciation. The Company uses the Depreciation Accounting method for its three railroad operations, the Maryland and Pennsylvania Railroad ("MPA"), Yorkrail ("YKR") and the St. Lawrence & Atlantic Railroad ("SLR"). Under Depreciation Accounting, the initial cost or purchase price of railroad track structures is depreciated over the estimated useful life of the track structures, and the cost of replacing railroad track structures is capitalized and depreciated over the estimated useful life of the replacements. Government grants received for track rehabilitation programs relating to the replacement of railroad track structures are accounted for as a reduction of the related capitalized cost of the track structures.

         Depreciation expense is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 25 to 35 years for railroad track structures and from 3 to 20 years for all other assets.

         Property, plant and equipment at June 30, 1996 and 1995 consists of the following:

                                                      1996               1995
                                                      ----               ----
Land and railroad track structures                 $20,418,033       $17,880,811
Equipment                                            4,116,825         4,097,433
Buildings                                            2,147,450         2,195,929
Other                                                   60,560            60,560
                                                   -----------       -----------
                                                    26,742,868        24,234,733
Less accumulated depreciation                        8,490,416         7,549,786
                                                   -----------       -----------

                                                   $18,252,452       $16,684,947
                                                   ===========       ===========

         g.  Deferred Expenses
             -----------------

         Financing costs are deferred and amortized over the terms of the related agreements using the straight-line method of amortization. Costs associated with the start-up of new operations are deferred and amortized over a period of five years using the straight-line method of amortization.

Note 2.  Change in Accounting Principle for Income Taxes

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes". The new standard of accounting replaces Statement of Financial Accounting Standards No.
96. Under FAS 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using applicable enacted tax rates. Deferred income tax expense or benefit is determined based on the changes in the deferred tax asset or liability from period to period. The adoption of FAS 109 resulted in a cumulative charge to expense of $750,000 in fiscal 1994, or $.13 per share.

Note 3.  Long-Term Debt

         Long-term debt at June 30, 1996 and 1995 consists of the following:

                                                            1996           1995
                                                            ----           ----
SLR Revolver Commitment, interest at prime               $ 3,700,000   $ 3,800,000

SLR Term Note, interest at 11%                             4,261,811     4,712,426

SLR Promissory Note, interest at prime                     1,500,000     1,500,000

SLR Deferred Interest Note, interest at prime                137,599       181,052

SLR 1994 Track Rehabilitation Assistance Loan
   from the State of Maine, non-interest bearing             646,832       334,457

SLR 1995 Track Rehabilitation Assistance Loan from the
   State of New Hampshire, interest at 4.95%                 190,944          --

YKR Term Loan, interest at prime plus 3%                        --         115,294

YKR Senior Secured Term Loan, interest at 8.94%              193,335          --

YKR Seller Land Financing, interest at 10%                   170,000          --

Equipment Loans, interest ranging from 9.5% to 12%           285,488       218,869
                                                         -----------   -----------
                                                          11,086,009    10,862,098
Less current portion                                         967,837       818,813
                                                         -----------   -----------
                                                         $10,118,172   $10,043,285
                                                         ===========   ===========

The prime rate as of June 30, 1996 was 8.25%.

         The SLR Revolver Commitment and Term Note, and the YKR Senior Secured Term Loan are secured by substantially all the assets of SLR and YKR, respectively. As of June 30, 1996, the net book value of SLR's and YKR's assets were $15,584,000 and $2,514,000, respectively.

         The SLR and YKR loan agreements include certain restrictive covenants, the more significant of which require that SLR and YKR , as applicable, meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures, dividends and payments to Emons Transportation Group. As of June 30, 1996, all of the financial covenants under these various agreements were met or were otherwise waived by the respective lenders.

         The SLR Revolver Commitment balance is reduced by $50,000 each quarter through June 30, 1998, at which time the remaining balance of up to $3,350,000 is payable in full. The Revolver Commitment is also reduced by 80% of "Excess Cash Flow", as defined in the Loan Agreement, at the end of each fiscal year. To date, the Revolver Commitment balance has not been reduced by Excess Cash Flow.

         The SLR Term Note is payable in monthly installments of $79,598, including interest, through June 1998 at which time the outstanding balance is due in full.

         The SLR $1,500,000 Promissory Note is subordinated to the SLR Revolver Commitment and Term Note. Commencing on the first quarterly payment date after the SLR Revolver Commitment and Term Note are paid in full, the Promissory Note is due in quarterly principal installments of $250,000 through September 1, 1998, at which time all outstanding amounts under the Note are due. The SLR Deferred Interest Note is payable in monthly installments of $3,621, plus interest at prime, until paid in full.

         In fiscal 1994, the State of Maine awarded SLR a $646,832 non-interest bearing term loan in connection with the State's track rehabilitation assistance program. The term loan is payable in thirty semi-annual installments of $21,561 commencing December 31, 1996. In fiscal 1995, the State of New Hampshire awarded SLR a $1,150,000, 4.95% track rehabilitation assistance term loan, $190,944 of which had been drawn as of June 30, 1996 for track work completed under this program. This term loan, plus accrued interest through completion of the project, is payable in quarterly installments of approximately $23,000 over a twenty year period commencing not later than six months following the scheduled completion date of December 31, 1996.

         The YKR Term Loan was paid in full in June 1996. In December 1994, the Company executed a $750,000 Senior Secured Term Loan with a local bank through YKR. Under the original terms of the Loan Agreement, the Company could borrow up to $750,000 through March 1, 1996, at which time the principal amount borrowed is payable in increasing quarterly installments over five years from June 1, 1996 through March 1, 2001. In August 1995, the Company borrowed $200,000 under this loan for project financing. In April 1996, the bank extended the remaining balance available under this facility of $550,000 through June 30, 1997, at which time the principal amount borrowed during the extension period is payable in increasing quarterly installments over five years from September 30, 1997 through June 30, 2002. The loan bears interest at a rate of prime plus two percent or may be fixed at the borrower's option, is secured by the Company's locomotives located in York, Pennsylvania and the assets of YKR, and is guaranteed by the parent Company and another subsidiary. In August 1996, the Company borrowed an additional $225,000 under this loan to finance the acquisition of locomotives.

         The YKR seller land financing is payable in three equal annual installments through August 1998. The Equipment Loans are payable in various amounts ranging up to $4,358 per month, including interest, and mature at various dates through November 2000.

         Maturities of debt over the next five years are as follows:


                                           Amount
                                           ------
            Fiscal Year                     Due
            -----------                     ---
               1997                  $      967,837
               1998                       7,559,436
               1999                       1,789,091
               2000                         177,516
               2001                         129,633

         For the fiscal years ended June 30, 1996, 1995 and 1994, the Company made interest payments of $1,044,323, $1,063,779 and $1,099,323, respectively.

Note 4.  Lease Commitments

         The Company leases land, rail facilities, its rail intermodal terminal, locomotives and other equipment, automobiles and office space under non-cancelable operating lease arrangements. As of June 30, 1996, future minimum lease commitments under non-cancelable operating leases are as follows:

                Fiscal Year
                -----------
                  1997                  $  551,388
                  1998                     582,895
                  1999                     512,693
                  2000                     376,945
                  2001                     342,563
                  2002 and thereafter    2,719,807
                                        ----------
                                        $5,086,291
                                        ==========

         The Company leases its rail intermodal terminal from the City of Auburn, Maine under a lease agreement which includes an initial term of 20 years, three optional 10 year renewal periods, and a purchase option in year 50.

         Rent expense totaled $1,116,477, $722,253 and $480,917 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

Note 5.  Preferred Stock

         As of June 30, 1996, a total of 1,680,230 shares of $.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding. The principal terms of the Preferred Stock are as follows:

         a.  Liquidation value is $2.00 per share.

         b. Dividends, when and as declared by the Board of Directors, are cumulative and payable semi-annually on January 1 and July 1 each year at a rate of $.14 per share per annum.

         c. Commencing on the second anniversary of the date of issuance, September 27, 1989, and continuing thereafter, the $.14 Series A Cumulative Convertible Preferred Stock may be redeemed, in whole or in part, at the option of the Company at the following redemption prices:

         September 27, 1995               $2.10
         September 27, 1996                2.05
         after September 27, 1997          2.00

         d. Holders of the $.14 Series A Cumulative Convertible Preferred Stock have the right to vote (on a one vote per share basis) as a class together with the holders of Common Stock on all matters.

         e. Each share of $.14 Series A Cumulative Convertible Preferred Stock is convertible, at any time, into nine-tenths shares of Common Stock.

Note 6.  Income Taxes

         The provision for income taxes for the years ended June 30, 1996, 1995 and 1994 is comprised of the following:

                                       1996              1995               1994
                                       ----              ----               ----
Current:
   Federal                            $  7,000        $  25,000         $   --
   State                                88,500           80,300          180,000
                                      --------        ---------         --------
Total current                           95,500          105,300          180,000

Deferred:
   Federal                             122,000          205,000             --
   State                                72,000           (2,000)          11,000
                                      --------        ---------         --------
Total deferred                         194,000          203,000           11,000

Total                                 $289,500        $ 308,300         $191,000
                                      ========        =========         ========

         The Company utilized approximately $600,000 of federal and $200,000 of state net operating loss carryforwards in computing the fiscal 1996 provision for income taxes.

         Deferred tax assets and liabilities are comprised of the following at June 30, 1996 and 1995:

                                                      1996              1995
                                                      ----              ----
Deferred tax assets:
   Accrued expenses                              $    566,000      $    558,000
   Net operating loss carryforwards                22,130,000        22,382,000
   Investment tax credit carryforwards                   --             367,000
                                                 ------------      ------------
                                                   22,696,000        23,307,000
   Valuation allowance                            (21,778,000)      (22,482,000)
                                                 ------------      ------------
                                                      918,000           825,000
                                                 ------------      ------------
Deferred tax liabilities:
   Property, plant and equipment                    2,352,000         2,065,000
                                                 ------------      ------------

Net deferred tax liability                       $  1,434,000      $  1,240,000
                                                 ============      ============

         The valuation allowance relates principally to the net operating loss and tax credit carryforwards and has been provided due to the magnitude of these items, their fixed useful lives, and the realizability requirements established by FAS 109.

         Due to the Company's tax position for the fiscal years ended June 30, 1996, 1995 and 1994, an effective tax rate reconciliation would not be meaningful.

         At June 30, 1996, the Company had approximately $63,000,000 of net operating loss ("NOL") carryforwards available which expire in various years from fiscal 1997 through fiscal 2008, a significant portion of which expire in fiscal 2002.

         During fiscal 1996, 1995 and 1994, the Company made income tax payments of $99,965, $182,172 and $41,440, respectively.

Note 7.  Earnings (Loss) Per Common Share

         Earnings (loss) per common share is computed by dividing net earnings
(loss) by the weighted average number of common shares and common share equivalents for the period. Earnings (loss) per common share for the year ended June 30, 1994 does not include the conversion of stock options, and earnings (loss) per common share for the years ended June 30, 1996, 1995 and 1994 does not include shares of convertible preferred stock, because the effect of such inclusion would be anti-dilutive.

         Fully diluted earnings per common share amounts are not presented because the effect on earnings (loss) per share is not material or is anti-dilutive.

Note 8.  Customer Concentrations

         The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, many of whom are involved in the pulp and paper industry.

         During fiscal 1996, the Company's two largest customers accounted for 12% and 10% of the Company's operating revenues. These two customers each accounted for 10% of fiscal 1995 revenues, and 10% and 11% of fiscal 1994 revenues, respectively.

Note 9.  Dividends

         On November 15, 1995, and June 19, 1996, the Board of Directors voted to omit the regular semi-annual dividend of $.07 per share on its $.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1996 and July 1, 1996, respectively. Dividends in arrears as of June 30, 1996 aggregated $1,411,393 as compared to $1,208,865 for the prior year.

Note 10.  Contingent Liabilities

         Emons Transportation Group is not a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of Emons Transportation Group, is currently a defendant in 539 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

         Product Liability Actions
         -------------------------

         Prior to March 1971, under previous management, Industries (then known as Amfre-Grant, Inc.) was engaged in the business of distributing (but not manufacturing) various generic and prescription drugs. Industries sold and discontinued these business activities in March 1971 and commenced its railcar leasing and railroad operations in October 1971. One of the drugs which had been distributed was diethylstilbestrol ("DES") which was taken by women during pregnancy to prevent miscarriage.

         As of September 5, 1996, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 539 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 533 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 533 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised

Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court on March 23, 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted coverage in any policy year. During the period July 1, 1995 through September 12, 1996, 157 lawsuits were settled or dismissed at no material liability to Industries. These settlements included 7 cases in which a jury in New York State court had rendered awards in January 1994 prior to the establishment of causation by plaintiffs. Industries' potential liability in these cases totaled approximately $260,000, of which approximately $62,000 would be paid by Industries' insurer. These cases were settled as bankruptcy claims at no liability to Industries.

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

         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of June 30, 1996 for the estimated clean up costs.

Note 11.  Stock Options and Warrants

         During fiscal 1987, the Board of Directors and shareholders adopted the 1986 Stock Option Plan (the "Plan") The Plan provides for the issuance of a maximum of 681,818 shares of the Company's Common Stock to key employees. Under the Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, which currently range from four to five years, and expire 10 years after the date of grant.

         A summary of stock options issued under the Plan and related activity is as follows:

                                                         Number of Shares
                                                         ----------------
                                                    1996       1995       1994
                                                    ----       ----       ----
Outstanding beginning of year                     640,000     530,000    507,500

Issued at $1.00 to $1.375 per share                20,000     495,000     22,500

Expired or canceled at $.84 to $2.56 per share     (7,500)   (385,000)      --
                                                 --------    --------    -------
Outstanding end of year at $.8125 to
   $2.56 per share                                652,500     640,000    530,000
                                                 ========    ========    =======
Exercisable                                       198,750      58,000    414,000
                                                 ========    ========    =======
Available for grant                                 4,318      16,818    126,818
                                                 ========    ========    =======

         Separate from the above plan, the Company has granted stock options to its non-employee directors on various dates from fiscal 1988 through fiscal 1996 to purchase shares of the Company's Common Stock at exercise prices equal to the fair market value of the stock on the date of grant. The vesting period for these options ranges from three to four years. A summary of stock options issued to non-employee directors and related activity is as follows:

                                                           Number of Shares
                                                           ----------------
                                                      1996       1995      1994
                                                      ----       ----      ----
   Outstanding beginning of year                     75,000     75,000    75,000

   Issued at $1.0625 to $2.4375 per share            40,000     30,000      --

   Expired or canceled at $.906 to $1.38 per share  (25,000)   (30,000)     --
                                                    -------    -------    ------
   Outstanding end of year at $.906 to
      $2.4375 per share                              90,000     75,000    75,000
                                                    =======    =======    ======

   Exercisable                                       25,000     30,000    52,500
                                                    =======    =======    ======

         At June 30, 1996, the Company had warrants outstanding to purchase up to 200,000 shares of common stock at prices ranging from $1.00 to $1.125 per share.

Note 12.  Restricted Stock Plan

         The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. During fiscal 1995, the Company awarded 17,000 shares of Common Stock which had a fair value of $18,063 at the date of grant, and in fiscal 1994 awarded 71,500 shares of Common Stock which had a fair value of $71,500 at the date of grant. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years, and amounted to $32,802, $30,913 and $20,924 for fiscal 1996, 1995 and 1994, respectively. The
Company canceled 8,000 shares of Common Stock valued at $8,000 in fiscal 1996, 37,500 shares of Common Stock valued at $23,438 in fiscal 1995, and 600 shares of Common Stock valued at $450 in fiscal 1994 which had been previously issued under the Restricted Stock Plan. At June 30, 1996 and 1995, 336,450 and 328,450 shares were available for issuance, respectively.

                                                                    Schedule III


                        EMONS TRANSPORTATION GROUP, INC.
                              (Parent Company Only)
                                 Balance Sheets
                          as of June 30, 1996 and 1995



                                                                          1996            1995
                                                                       -----------     -----------
ASSETS
    Current Assets:
        Cash and cash equivalents                                     $    491,259    $    418,652
        Accounts receivable                                                  5,431           4,253
        Prepaid expenses and other current assets                           76,285          71,230
        Due from affiliates                                              2,036,348       1,711,502
        Deferred income taxes                                               22,000          50,000
                                                                      ------------    ------------
           Total current assets                                          2,631,323       2,255,637
    Investments in subsidiaries at equity                                3,648,330       3,168,829
    Property and equipment, net of accumulated
        depreciation of $448,004 and $553,752
        as of June 30, 1996 and 1995, respectively                          92,689          46,075
    Due from affiliates                                                  1,705,330       1,618,884
    Other assets                                                            32,990          27,911
                                                                      ------------    ------------
TOTAL ASSETS                                                          $  8,110,662    $  7,117,336
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
        Current portion of long-term debt                             $     11,807    $       --
        Accounts payable                                                   107,246          79,172
        Accrued payroll and related expenses                                90,587          89,969
        Income taxes payable                                                 8,244          20,632
        Other accrued expenses                                             163,593         194,036
        Due to affiliates                                                  505,970         162,211
                                                                      ------------    ------------
           Total current liabilities                                       887,447         546,020

    Long-term debt                                                          55,596            --
    Note payable to affiliate                                              450,000         450,000
    Deferred income taxes                                                1,099,000       1,005,000
                                                                      ------------    ------------
           Total liabilities                                             2,492,043       2,001,020
                                                                      ------------    ------------

    Stockholders' Equity:
        Preferred stock, authorized 3,000,000 shares,
           $0.14 Series A Cumulative Convertible Preferred Stock,
           $0.01 par value, issued and outstanding 1,680,230 and
           1,726,950 shares at June 30, 1996 and 1995, respectively         16,802          17,270

        Common stock, $0.01 par value, authorized 11,000,000
           shares, issued and outstanding 5,703,689 and 5,669,643
           shares at June 30, 1996 and 1995, respectively                   57,037          56,696

        Additional paid-in capital                                      23,281,993      23,289,866
        Deficit                                                        (17,562,914)    (18,032,415)
                                                                      ------------    ------------
                                                                         5,792,918       5,331,417
        Unearned compensation - restricted stock awards                   (174,299)       (215,101)
                                                                      ------------    ------------
           Total Stockholders' Equity                                    5,618,619       5,116,316
                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  8,110,662    $  7,117,336
                                                                      ============    ============

                                                                    Schedule III


                        EMONS TRANSPORTATION GROUP, INC.
                              (Parent Company Only)
                            Statements of Operations
                for the years ended June 30, 1996, 1995 and 1994


                                                             1996           1995           1994
                                                          -----------    -----------     -----------
Operating revenues:
    Intercompany management fees                          $ 1,471,555    $ 1,375,939    $ 1,298,108
                                                          -----------    -----------    -----------

Operating expenses:
    General and administrative expenses                     1,451,705      1,342,731      1,225,593
    Depreciation                                               21,733         14,151         49,082
                                                          -----------    -----------    -----------
       Total operating expenses                             1,473,438      1,356,882      1,274,675
                                                          -----------    -----------    -----------

Income (loss) from operations                                  (1,883)        19,057         23,433

Other income (expense):
    Interest and other income                                  35,670         23,456         19,209
    Interest expense                                          (33,787)       (42,513)       (42,642)
                                                          -----------    -----------    -----------
       Total other income (expense)                             1,883        (19,057)       (23,433)
                                                          -----------    -----------    -----------

Income (loss) before income taxes, equity in
    undistributed net earnings (loss) of
    subsidiaries and cumulative effect of change in
    accounting principle                                         --             --             --

Provision for income taxes                                     10,000       (156,500)       225,000
                                                          -----------    -----------    -----------

Income (loss) before equity in undistributed net
    earnings (loss) of subsidiaries and cumulative
    effect of change in accounting principle                  (10,000)       156,500       (225,000)

Equity in undistributed net earnings (loss) of
    subsidiaries                                              479,501        609,577       (547,325)
                                                          -----------    -----------    -----------

Income (loss) before cumulative effect of
    change in accounting principle                            469,501        766,077       (772,325)

Cumulative effect of change in accounting principle for
    income taxes                                                 --             --         (162,000)
                                                          -----------    -----------    -----------

Net income (loss)                                         $   469,501    $   766,077    $  (934,325)
                                                          ===========    ===========    ===========

                                                                    Schedule III



                        EMONS TRANSPORTATION GROUP, INC.
                              (Parent Company Only)
                            Statements of Cash Flows
                for the years ended June 30, 1996, 1995 and 1994


                                                                 1996         1995        1994
                                                               ---------    ---------   ---------
Cash flow from operating activities:
   Net income (loss)                                          $ 469,501    $ 766,077    $(934,325)
   Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:

          Cumulative effect of change in accounting
              principle for income taxes                           --           --        162,000
          Depreciation                                           21,733       14,151       49,082
          Amortization of deferred compensation                  32,802       30,913       20,924
          Equity in net (income) loss of subsidiaries          (479,501)    (609,577)     547,325
          Provision for deferred income taxes                     1,000     (184,000)        --
          Changes in assets and liabilities:
              (Increase) decrease in accounts receivable,
                  prepaid expenses and other current assets      (6,233)       9,748        1,183
              Increase (decrease) in accounts payable and
                  accrued expenses                              (14,139)     (10,781)     183,382
              (Increase) decrease in other assets                (5,079)      86,066      (79,483)
                                                              ---------    ---------    ---------
Net cash provided by (used in) operating activities              20,084      102,597      (49,912)
                                                              ---------    ---------    ---------
Cash flow from investing activities:
   Additions to property and equipment                          (68,347)     (23,354)     (23,789)
   Investments in subsidiaries                                     --       (118,671)        --
   (Increase) decrease in due to/from affiliates, net            53,467      (63,051)       7,412
   Dividends received from subsidiaries                            --           --        (11,521)
                                                              ---------    ---------    ---------
Net cash used in investing activities                           (14,880)    (205,076)     (27,898)
                                                              ---------    ---------    ---------

Cash flow from financing activities:
   Proceeds from issuance of long-term debt                      75,300         --           --
   Reduction in long-term debt                                   (7,897)        --           --
                                                              ---------    ---------    ---------
Net cash provided by financing activities                        67,403         --           --
                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents             72,607     (102,479)     (77,810)

Cash and cash equivalents at beginning of year                  418,652      521,131      598,941
                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year                      $ 491,259    $ 418,652    $ 521,131
                                                              =========    =========    =========

                                                                    EXHIBIT.DOC

     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

EMONS TRANSPORTATION GROUP, INC.

By  /s/ Robert Grossman                   Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Robert Grossman, Chairman of the Board
of Directors and Chief Executive
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Robert Grossman                      Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Robert Grossman, Chairman of the Board
of Directors and Chief Executive
Officer

/s/  Scott F. Ziegler                     Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Scott F. Ziegler, Vice President -
Finance, Controller and Secretary

/s/  Robert J. Smallacombe                Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Robert J. Smallacombe, Director

/s/  Alfred P. Smith                      Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Alfred P. Smith, Director

/s/  Kimberly A. Madigan                  Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Kimberly A. Madigan, Director

/s/  Dean H. Wise                         Date:  September 18, 1996
- ---------------------------------------   ------------------------------------
Dean H. Wise, Director

Exhibits

     The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.


                                                                      Page in
Exhibit                                                             Sequentially
Number                  Exhibit                                    Numbered Copy
3 (a)     Certificate of Incorporation for Emons Holdings, Inc.
          dated December 19, 1986 (incorporated by reference
          from Emons Holdings, Inc. Report on Form 10-K for the
          year ended June 30, 1987)                                      --

3 (b)     Certificate of Amendment of Certificate of
          Incorporation of Emons Holdings, Inc. dated
          September 26, 1989 (incorporated by reference from
          Emons Holdings, Inc. Report on Form 10-Q for the
          quarter ended September 30, 1989)                              --

3 (c)     Amended and Restated By-Laws for Emons Holdings, Inc.
          (incorporated by reference from Emons Holdings, Inc.
          Report on Form 10-Q for the quarter ended September
          30, 1989)                                                      --

3 (d)     Certificate of Amendment of Certificate of
          Incorporation of Emons Holdings, Inc. Dated November
          18, 1993 (incorporated by reference from Emons
          Transportation Group, Inc. report on Form 10-Q for the
          quarter ended December 31, 1993)                               --

10 (a)    Lease Agreement dated July 19, 1994 by and between
          the City of Auburn, Maine and Maine Intermodal
          Transportation, Inc. (incorporated by reference from
          Emons Transportation Group, Inc. report on Form 10-K
          for the year ended June 30, 1995)                              --

10 (b)    Financing and Security Agreement dated December 20,
          1994 by and between Yorkrail, Inc. and The York
          Bank and Trust Company (incorporated by reference from
          Emons Transportation Group, Inc. report on Form 10-K
          for the year ended June 30, 1995)                              --

10 (c)    Second Amendment to Financing and Security Agreement
          dated August 28, 1996 by and between Yorkrail, Inc.
          and The York Bank and Trust Company                            38


11 (a)    Earnings per share calculation                                 44

21 (a)    Listing of subsidiaries                                        45

23 (a)    Consent of Arthur Andersen LLP                                 46
