Form 10-Q
period 1996-09-30
EMONS TRANSPORTATION GROUP INC
filed 1996-11-12
CIK 32666

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    For Quarter Ended  September 30, 1996     Commission File Number 0-5206
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

                          Yes    X            No
                               -----              ----

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes    X            No
                               -----              ----

  The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 1996 is as follows:

               Voting Common Stock                    5,742,689
                                                      ---------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                                     September 30,                     June 30,
                                                                         1996                            1996
                                                                    ---------------                ---------------
ASSETS
   Current Assets:
           Cash and cash equivalents                                $     1,324,398                $     1,265,373
           Accounts receivable, net                                       2,451,132                      2,404,730
           Materials and supplies                                           186,998                        204,656
           Prepaid expenses                                                 269,998                        339,523
           Deferred income taxes                                             79,000                         79,000
                                                                    ---------------                ---------------
                   Total current assets                                   4,311,526                      4,293,282
                                                                    ---------------                ---------------

   Property, plant and equipment                                         27,764,174                     26,742,868
           Less accumulated depreciation                                 (8,788,596)                    (8,490,416)
                                                                    ---------------                ---------------
                   Property, plant and equipment, net                    18,975,578                     18,252,452
                                                                    ---------------                ---------------

   Deferred expenses and other assets                                       234,094                        244,180
                                                                    ---------------                ---------------

TOTAL ASSETS                                                        $    23,521,198                $    22,789,914
                                                                    ===============                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
           Current portion of long-term debt                        $     1,003,824                $       967,837
           Accounts payable                                               1,674,766                      1,806,969
           Accrued payroll and related expenses                             897,928                        876,472
           Income taxes payable                                              73,788                         84,108
           Other accrued expenses                                         1,175,930                      1,203,876
                                                                    ---------------                ---------------
                   Total current liabilities                              4,826,236                      4,939,262

   Long-term debt                                                        10,678,040                     10,118,172
   Other liabilities                                                        615,824                        600,861
   Deferred income taxes                                                  1,595,000                      1,513,000
                                                                    ---------------                ---------------
                   Total Liabilities                                     17,715,100                     17,171,295
                                                                    ---------------                ---------------

   Stockholders' Equity:
           Cumulative convertible preferred stock                            16,802                         16,802
           Common stock                                                      57,427                         57,037
           Additional paid-in capital                                    23,395,102                     23,281,993
           Deficit                                                      (17,387,367)                   (17,562,914)
                                                                    ---------------                ---------------
                                                                          6,081,964                      5,792,918
           Unearned compensation - restricted stock awards                 (275,866)                      (174,299)
                                                                    ---------------                ---------------
                   Total Stockholders' Equity                             5,806,098                      5,618,619
                                                                    ---------------                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    23,521,198                $    22,789,914
                                                                    ===============                ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                    ----------------------------------------------
                                                                         1996                           1995
                                                                    ---------------                ---------------
Operating revenues                                                 $      3,929,894                $     3,686,403

Operating expenses:
  Cost of operations                                                      2,675,913                      2,485,693
  Selling and administrative                                                735,370                        657,867
                                                                    ---------------                ---------------
     Total operating expenses                                             3,411,283                      3,143,560
                                                                    ---------------                ---------------

Income from operations                                                      518,611                        542,843

Other income (expense):
  Interest income                                                            21,444                         18,222
  Interest expense                                                         (251,508)                      (271,181)
  Other, net                                                                    -                           58,770
                                                                    ---------------                ---------------
    Total other income (expense)                                           (230,064)                      (194,189)
                                                                    ---------------                ---------------

Income before income taxes                                                  288,547                        348,654

Provision for income taxes                                                  113,000                        131,000
                                                                    ---------------                ---------------

Net income                                                                  175,547                        217,654

Preferred dividend requirements                                              58,808                         60,119
                                                                    ---------------                ---------------

Income applicable to common shareholders                           $        116,739                $       157,535
                                                                    ===============                ===============

Average common shares and common
  share equivalents (Note 2)                                              6,169,742                      6,074,527
                                                                    ===============                ===============

Earnings per common share and
  common share equivalent (Note 2)                                 $           0.02                $          0.03
                                                                    ===============                ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                    ----------------------------------------------
                                                                         1996                            1995
                                                                    ---------------                ---------------
 Cash flow from operating activities:
   Net income                                                       $       175,547                $       217,654
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation                                                       298,180                        283,833
         Amortization                                                        31,209                         31,744
         Gain on sale of assets                                                 -                          (58,770)
         Increase in deferred income taxes                                   82,000                         90,000
         Changes in assets and liabilities:
           Accounts receivable, materials and
            supplies and prepaid expenses                                    40,781                       (261,720)
           Accounts payable and accrued expenses                           (149,013)                       790,015
           Other assets and liabilities, net                                 14,963                         19,167
                                                                    ---------------                ---------------
 Net cash provided by operating activities                                  493,667                      1,111,923
                                                                    ---------------                ---------------

 Cash flow from investing activities:
   Proceeds from sale of assets                                                 -                           66,310
   Additions to property, plant and equipment                            (1,021,306)                    (1,382,656)
   Increase in deferred expenses                                            (13,316)                           -
                                                                    ---------------                ---------------
 Net cash used in investing activities                                   (1,034,622)                    (1,316,346)
                                                                    ---------------                ---------------

 Cash flow from financing activities:
   Proceeds from issuance of long-term debt                                 857,407                        418,796
   Reduction in long-term debt                                             (261,552)                      (131,402)
   Proceeds from issuance of common stock                                     4,125                            -
                                                                    ---------------                ---------------
 Net cash provided by financing activities                                  599,980                        287,394
                                                                    ---------------                ---------------

 Net increase in cash and cash equivalents                                   59,025                         82,971

 Cash and cash equivalents at beginning of period                         1,265,373                      1,232,859
                                                                    ---------------                ---------------

 Cash and cash equivalents at end of period                         $     1,324,398                $     1,315,830
                                                                    ===============                ===============

 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 1996
                                  (unaudited)


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

Note 2. Earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three month periods ended September 30, 1996 and 1995 does not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 551 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

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

         As of September 30, 1996, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 551 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 545 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 545 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. In November 1994, the Bankruptcy Court, in the context of a motion for a preliminary injunction, held that it was likely that Industries would prevail on the merits of this claim. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Indus-tries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1996 through September 30, 1996, 6 lawsuits were settled or dismissed at no material liability to Industries.

         Management intends to vigorously defend all of these actions. In the event that the post-reorganization lawsuits described above are not treated under the Plan, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based on Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.


         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. Based upon information currently available, the Company believes it has provided adequate reserves as of September 30, 1996 for the estimated clean up costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,776,000 and $3,670,000 at September 30, 1996 and June 30, 1996, respectively, and the remaining balance under a $750,000 Senior Secured Term Loan Agreement (the "Agreement") issued by a local bank to a subsidiary. The Company borrowed an additional $225,000 under this Agreement in August 1996 to finance the acquisition of locomotives for the York, PA operations, leaving a $325,000 remaining balance available which may be borrowed through June 30, 1997. The Company intends to use the balance remaining under this Agreement to finance other projects to generate additional business and for other business opportunities which may arise.

     The Company's cash and cash equivalents increased $59,000 for the three month period ended September 30, 1996. The net increase includes $494,000 of cash provided by operations, and $596,000 of additional net borrowings, offset by $1,021,000 of capital investments.

     The Company generated $494,000 of cash from operations for the three month period ended September 30, 1996 as compared to $1,112,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased from $564,000 for the three months ended September 30, 1995 to $587,000 for the three months ended September 30, 1996. Cash was reduced by $93,000 for changes in assets and liabilities in the three months ended September 30, 1996, primarily as a result of a reduction in accounts payable and accrued expenses during the quarter.

     The Company invested $1,021,000 in capital expenditures during the first three months of fiscal 1997, including $776,000 of investments in railroad track structures (net of $330,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, and a $224,000 investment in four locomotives for the York, PA operations. As of September 30, 1996, the Company has approximately $1 million of government grants for track rehabilitation projects and almost $800,000 of government funding under no and low interest loan programs for future track rehabilitation projects.

     The Company's long-term debt obligations increased $596,000 during the three month period ended September 30, 1996 including $261,000 of scheduled debt repayments offset by $857,000 of additional borrowings. Additional borrowings include $225,000 of borrowings under the $750,000 Senior Secured Term Loan to finance the acquisition of four locomotives for the York, PA operations, and $632,000 of borrowings under government funded no and low interest loan track rehabilitation programs.


Analysis of Operations for the three months ended September 30, 1996 compared to the three months ended September 30, 1995

     Results of Operations

     The Company generated net income of $176,000 for the three month period ended September 30, 1996 as compared to net income of $218,000 for the three month period ended September 30, 1995. Excluding a $60,000 gain on sale of property recorded in the first quarter of the prior year, income before income taxes totaled $289,000 for both the quarter ended September 30, 1996 and the corresponding quarter in the prior year. Operating revenues and operating expenses increased $244,000 and $267,000, respectively, over the prior year, while interest ex-pense decreased $20,000 from the prior year. The provision for income taxes decreased $18,000 from the prior year.

     Revenues

     Operating revenues increased $244,000, or 6.6%, from $3,686,000 for the three months ended September 30, 1995 to $3,930,000 for the corresponding period in the current year. This increase consists of $192,000 additional freight and haulage revenues (excluding intermodal freight), $29,000 additional logistics revenues, $50,000 additional intermodal freight and handling revenues, and $27,000 less other operating revenues.

     Freight and haulage revenues increased $192,000, or 7.5%, consisting of an 11% increase in the number of carloads handled partially offset by a 3% decrease in average revenues per carload. The total number of carloads handled increased approximately 1,000 carloads from 8,700 for the three months ended September 30, 1995 to 9,700 for the three months ended September 30, 1996. The net increase includes 200 additional agricultural carloads in York, PA resulting from local supply conditions, 115 additional carloads generated by continued growth in the Company's logistics operations in York, PA, 55 carloads relating to a new local oil move on the St. Lawrence & Atlantic Railroad ("SLR"), 700 additional bridge carloads in York, PA, and a net increase in a variety of other business. These increases were partially offset by a decrease of approximately 175 paper related carloads on SLR as a result of lost business due to customers using alternative pulpwood supply sources and routings. The 3% decrease in average revenues per carload is attributable to mix of business which includes a greater percentage of bridge carloads handled by York, PA operations during the current quarter which are generally at lower rates.

     Logistics revenues generated by the Company's operations in York, PA increased $29,000, or 9.6%, for the quarter ended September 30, 1996 as compared to the prior year quarter. This increase includes a 19% net increase in the number of railcars handled including additional building products transfer business at the Company's new lumber transload and storage facility, paper transfer and storage business, and bulk products transfer business, partially offset by a decrease in cross dock canned goods transfer and truck brokerage business. In addition, freight and haulage revenues generated by the Company's logistics operations increased by over $40,000 from the prior year.

     The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $50,000 of freight and intermodal handling revenues during the quarter ended September 30, 1996 as compared to the corresponding quarter in the prior year. Intermodal volume increased by approximately 1,100 trailers and containers, or 48%, from 2,250 trailers and containers during the three month period ended September 30, 1995 to 3,350 trailers and containers during the three months ended September 30, 1996.

     Other operating revenues decreased $27,000 in the current quarter as compared to the prior year as a result of a decrease in demurrage revenues, partially offset by increases in railcar storage and other miscellaneous operating revenues.

     The $56,000 decrease in interest and other non-operating income is attributable to a $60,000 gain on the sale of non-essential real estate in the prior year.

     Expenses

     Operating expenses increased $267,000, or 8.5%, from $3,144,000 for the three month period ended September 30, 1995 to $3,411,000 for the three month period ended September 30, 1996. The increase consists of $190,000 additional cost of operations and $77,000 additional selling and administrative expenses.

     Cost of operations increased $190,000, or 7.7%, from $2,486,000 for the three month period ended September 30, 1995 to $2,676,000 for the corresponding period in the current year. The increase includes $151,000 additional railroad operating expenses and $32,000 additional intermodal operating expenses, while total logistics operating expenses remained at approximately the same level in the current year quarter as compared to the prior year quarter.

     The increase in railroad operating expenses of $151,000 is primarily attributable to additional transportation expenses associated with the increased level of business and, to a lesser extent, additional locomotive maintenance expenses required on SLR in the current year. The increase in transportation expenses includes additional labor and benefits, railcar rental, and subcontracted transload fees associated with a new local oil move on SLR, and general cost increases, partially offset by a reduction in car hire expenses in conjunction with the decrease in demurrage revenues.

     While total logistics operating expenses remained at approximately the same level in the current year as compared to the prior year, the mix of expenses changed in conjunction with the mix in business. Property rent increased approximately $50,000 as a result of the increase in paper warehousing, while brokered freight expense decreased approximately $40,000 as a result of a reduction in canned goods cross dock business which requires truck brokering services. Other general cost increases associated with the increased level of business were offset by a $32,000 one time charge recorded last year for the relocation of a warehouse operation in York, PA.

     Rail intermodal operating expenses increased $32,000 primarily due to additional fees paid to the independent rail intermodal terminal operator as a result of the 48% volume increase over the prior year.

     Selling and administrative expenses increased $77,000, or 11.8%, from $658,000 for the quarter ended September 30, 1995 to $735,000 for the quarter ended September 30, 1996. The net increase includes additional salaries and wages as a result of the addition of a new New England Business Unit Vice President and wage adjustments, and additional professional fees incurred to pursue potential business opportunities. These increases were partially offset by a reduction in the provision for profit sharing and incentive compensation in the current year.

     Interest expense decreased $20,000 for the three month period ended September 30, 1996 as compared to the prior year despite an increase in the amount of long-term debt outstanding due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

     The provision for income taxes decreased $18,000 from $131,000 for the quarter ended September 30, 1995 to $113,000 for the quarter ended September 30, 1996 as a result of the $60,000 decrease in income before income taxes.

                                    PART II.


Item 1.     Legal Proceedings

       As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1996, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 551 product liability actions.


Item 3.     Default Upon Senior Securities

       On November 15, 1995 and June 19, 1996, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1996 and July 1, 1996, respectively. Dividends in arrears as of the date of this report aggregated $1,411,393.


Item 4.     Any Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the three month period ended September 30, 1996.


Item 6.     Exhibit and Reports on Form 8-K

           (a) An index to exhibits appears following the signature page to this report.

           (b) No reports on Form 8-K were filed during the three month period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EMONS TRANSPORTATION GROUP, INC.


Date:   November 12, 1996     By:   /s/Scott F. Ziegler
              -----------           -------------------
                                    Scott F. Ziegler
                                    Vice President-Finance and Controller
                                    (signing on behalf of the registrant
                                    as both its duly authorized officer
                                    and its chief accounting officer)

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

11  (a)   Earnings per share calculation                                 13

27  (a)   Article 5 of Regulation S-X, Financial Data Schedules         ---

                                                                  Exhibit 11 (a)

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                        EARNINGS PER SHARE CALCULATION



                                                                                                                     Fully
                                                                                              Primary               Diluted
                                                                                                EPS                   EPS
                                                                                              -------               -------

Three Months Ended September 30, 1996
-------------------------------------


    A.     Average number of common shares outstanding                                       5,709,623             5,709,623
    B.     Average number of common share equivalents assuming
              conversion of options (calculated using the treasury method)                     460,119               559,020
                                                                                           ------------          ------------
    C.     Subtotal                                                                          6,169,742             6,268,643
    D.     Average number of common share equivalents assuming
              conversion of convertible preferred stock                                      1,512,207             1,512,207
                                                                                           ------------          ------------
    E.     Total average common share and common share equivalents                           7,681,949             7,780,850

    F.     Net income                                                                     $    175,547          $    175,547
    G.     Preferred dividend requirements                                                      58,808                58,808
    H.     Earnings applicable to common stock                                                 116,739               116,739
    I.     Earnings per share - no conversion of preferred stock (H/C)                    $       0.02          $       0.02   (1)
    J.     Earnings per share - assuming conversion of preferred stock (F/E)                      0.02  (1)             0.02   (1)



Three Months Ended September 30, 1995
-------------------------------------


    A.     Average number of common shares outstanding                                       5,675,075             5,675,075
    B.     Average number of common share equivalents assuming
              conversion of options (calculated using the treasury method)                     399,452               428,692
                                                                                           ------------          ------------
    C.     Subtotal                                                                          6,074,527             6,103,767
    D.     Average number of common share equivalents assuming
              conversion of convertible preferred stock                                      1,551,358             1,551,358
                                                                                           ------------          ------------
    E.     Total average common share and common share equivalents                           7,625,885             7,655,125

    F.     Net income                                                                     $    217,654          $    217,654
    G.     Preferred dividend requirements                                                      60,119                60,119
    H.     Earnings applicable to common stock                                                 157,535               157,535
    I.     Earnings per share - no conversion of preferred stock (H/C)                    $       0.03          $       0.03   (1)
    J.     Earnings per share - assuming conversion of preferred stock (F/E)                      0.03  (1)             0.03   (1)



                      (1) Not material or anti-dilutive.