Form 10-Q
period 1996-12-31
EMONS TRANSPORTATION GROUP INC
filed 1997-02-12
CIK 32666

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For Quarter Ended  December 31, 1996     Commission File Number 0-5206
                        -----------------                            ------

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

       Delaware                                           23-2441662
       -------------------------------------------------------------
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


   96 South George Street, York, Pennsylvania      17401      (717-771-1700)
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

                          Yes    X            No
                               -----             -----

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes    X            No
                               -----             -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 1996 is as follows:

               Voting Common Stock                    5,748,415
                                                     -----------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                                     December 31,                     June 30,
                                                                         1996                           1996
                                                                   ----------------                ---------------
 ASSETS
         Current Assets:
                 Cash and cash equivalents                         $     1,421,794                 $    1,265,373
                 Accounts receivable, net                                2,387,697                      2,404,730
                 Materials and supplies                                    181,707                        204,656
                 Prepaid expenses                                          157,722                        339,523
                 Deferred income taxes                                      79,000                         79,000
                                                                   ----------------                ---------------
                         Total current assets                            4,227,920                      4,293,282
                                                                   ----------------                ---------------

         Property, plant and equipment                                  28,376,203                     26,742,868
                 Less accumulated depreciation                          (9,082,752)                    (8,490,416)
                                                                   ----------------                ---------------
                         Property, plant and equipment, net             19,293,451                     18,252,452
                                                                   ----------------                ---------------

         Deferred expenses and other assets                                210,692                        244,180
                                                                   ----------------                ---------------

 TOTAL ASSETS                                                      $    23,732,063                 $   22,789,914
                                                                   ================                ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
                 Current portion of long-term debt                 $     1,038,383                 $      967,837
                 Accounts payable                                        1,458,768                      1,806,969
                 Accrued payroll and related expenses                      837,765                        876,472
                 Income taxes payable                                      103,468                         84,108
                 Other accrued expenses                                  1,235,934                      1,203,876
                                                                   ----------------                ---------------
                         Total current liabilities                       4,674,318                      4,939,262

         Long-term debt                                                 10,728,197                     10,118,172
         Other liabilities                                                 627,174                        600,861
         Deferred income taxes                                           1,683,000                      1,513,000
                                                                   ----------------                ---------------
                         Total Liabilities                              17,712,689                     17,171,295
                                                                   ----------------                ---------------

         Stockholders' Equity:
                 Cumulative convertible preferred stock                     14,023                         16,802
                 Common stock                                               59,927                         57,037
                 Additional paid-in capital                             23,395,381                     23,281,993
                 Deficit                                               (17,183,398)                   (17,562,914)
                                                                   ----------------                ---------------
                                                                         6,285,933                      5,792,918
                 Unearned compensation - restricted stock awards          (266,559)                      (174,299)
                                                                   ----------------                ---------------
                         Total Stockholders' Equity                      6,019,374                      5,618,619
                                                                   ----------------                ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    23,732,063                 $   22,789,914
                                                                   ================                ===============

 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                         Three Months Ended                       Six Months Ended
                                                            December 31,                             December 31,
                                                   -----------------------------             ----------------------------
                                                       1996             1995                      1996           1995
                                                   ------------     ------------             ------------    ------------
Operating revenues                              $    4,094,299   $    3,715,348           $    8,024,193  $    7,401,750

Operating expenses:
  Cost of operations                                 2,770,865        2,541,084                5,446,778       5,026,776
  Selling and administrative                           761,175          693,926                1,496,545       1,351,793
                                                   ------------     ------------             ------------    ------------
     Total operating expenses                        3,532,040        3,235,010                6,943,323       6,378,569
                                                   ------------     ------------             ------------    ------------

Income from operations                                 562,259          480,338                1,080,870       1,023,181

Other income (expense):
  Interest income                                       21,875           17,397                   43,319          35,619
  Interest expense                                    (249,165)        (272,562)                (500,673)       (543,743)
  Other, net                                               -             (2,622)                     -            56,148
                                                   ------------     ------------             ------------    ------------
     Total other income (expense)                     (227,290)        (257,787)                (457,354)       (451,976)
                                                   ------------     ------------             ------------    ------------

Income before income taxes                             334,969          222,551                  623,516         571,205

Provision for income taxes                             131,000          121,500                  244,000         252,500
                                                   ------------     ------------             ------------    ------------

Net income                                             203,969          101,051                  379,516         318,705

Preferred dividend requirements                         58,696           59,811                  117,504         120,141
                                                   ------------     ------------             ------------    ------------

Income applicable to common shareholders        $      145,273   $       41,240           $      262,012  $      198,564
                                                   ============     ============             ============    ============
Average common shares and common
  share equivalents (Note 2)                         6,307,998        6,167,612                6,240,709       6,119,803
                                                   ============     ============             ============    ============
Earnings per common share and
  common share equivalent (Note 2)              $         0.02   $         0.01           $         0.04   $        0.03
                                                   ============     ============             ============    ============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                    --------------------------------------------
                                                         1996                          1995
                                                    --------------                --------------
 Cash flow from operating activities:
   Net income                                       $     379,516              $        318,705
     Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                     592,336                       574,821
         Amortization                                      63,918                        63,489
         Gain on sale of assets                                 -                       (56,148)
         Increase in deferred income taxes                170,000                       183,000
         Changes in assets and liabilities:
              Accounts receivable, materials and
                supplies and prepaid expenses             221,783                      (284,507)
              Accounts payable and accrued expenses      (335,490)                    1,023,504
              Other assets and liabilities, net            26,313                        10,118
                                                    --------------                --------------
 Net cash provided by operating activities              1,118,376                     1,832,982
                                                    --------------                --------------

 Cash flow from investing activities:
   Proceeds from sale of assets                                 -                       117,912
   Additions to property, plant and equipment          (1,633,335)                   (2,140,983)
   Increase in deferred expenses                          (13,316)                            -
                                                    --------------                --------------
 Net cash used in investing activities                 (1,646,651)                   (2,023,071)
                                                    --------------                --------------

 Cash flow from financing activities:
   Proceeds from issuance of long-term debt             1,176,719                       493,149
   Reduction in long-term debt                           (496,148)                     (298,411)
   Proceeds from issuance of common stock                   4,125                             -
                                                    --------------                --------------
 Net cash provided by financing activities                684,696                       194,738
                                                    --------------                --------------

 Net increase in cash and cash equivalents                156,421                         4,649

 Cash and cash equivalents at beginning of period       1,265,373                     1,232,859
                                                    --------------                --------------

 Cash and cash equivalents at end of period         $   1,421,794              $      1,237,508
                                                    ==============                ==============


See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended December 31, 1996
                                  (unaudited)


Note 1. The information furnished herein has been prepared in accordance with generally accepted accounting principles. In the opinion of the management of Emons Transportation Group, Inc. (the "Company" or "Emons Transportation Group"), all adjustments (which include only normal recurring adjustments) considered necessary to present a fair statement of the results for the periods covered by this report have been made. Results for the interim periods are not necessarily indicative of annual results.

Note 2. Earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three and six month periods ended December 31, 1996 and 1995 does not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 encourages, but does not require, accounting for stock based compensation awards on the basis of fair value at the date the awards are granted. Under the fair value based method of accounting, the fair value of awards is included in expense on the statement of operations. Companies that do not recognize compensation based upon fair value can continue to account for awards under APB Opinion No. 25, "Accounting for Stock Issued to Employees". However, they are required to disclose what net income and earnings per share would have been under the fair value method. SFAS 123 is effective for fiscal years beginning after December 15, 1996 and does not require disclosure in quarterly reports. The Company has elected not to adopt the fair value method of accounting for stock based compensation awards.

Note 4. At the Annual Meeting of stockholders of the Company held on November 20, 1996, the stockholders adopted the Emons Transportation Group, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of up to 500,000 shares of the Company's Common Stock to key employees. Under the 1996 Plan, the Company may grant either Incentive Options or Non-Incentive Options at an exercise price not less than 100% of the fair market value of the Company's Common Stock at the date of grant. The number of shares and other terms and conditions are to be determined by the Management Compensation Committee of the Board of Directors.

         At the Annual Meeting of stockholders of the Company held on November 20, 1996, the stockholders voted to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from eleven million to fifteen million.

Note 5. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 558 product liability actions. The Company is in the process of cleaning up a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

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

         As of December 31, 1996, Industries was one of numerous defendents (including many of the largest pharmaceutical manufacturers) in 558 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 552 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 552 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. In November 1994, the Bankruptcy Court, in the context of a motion for a preliminary injunction, held that it was likely that Industries would prevail on the merits of this claim. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period October 1, 1996 through December 31, 1996, 16 lawsuits were settled or dismissed at no liability to Industries.

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

         The Company is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection to clean up the contaminated area. In January 1997, in the next phase of its testing procedures, the Company discovered free product in some of its monitoring wells. The Company estimates that the cost to clean up the free product will range from $100,000 to $200,000, depending upon a variety of factors which are not known at this time. Further clean up cost requirements, if any, are unknown at this time and will be dependent upon further test results. The Company has provided what it believes are sufficient reserves at this time for the anticipated clean up costs.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

          The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,809,000 and $3,670,000 at December 31, 1996 and June 30, 1996, respectively, and the remaining balance under a $750,000 Senior Secured Term Loan Agreement (the "Agreement") issued by a local bank to a subsidiary. The Company borrowed an additional $225,000 under this Agreement in August 1996 to finance the acquisition of locomotives for the York, PA operations, leaving a $325,000 balance available which may be borrowed through June 30, 1997. The Company intends to use the balance remaining under this Agreement to finance other projects to generate additional business and for other business opportunities which may arise.

          The Company's cash and cash equivalents increased $156,000 for the six month period ended December 31, 1996. The net increase includes $1,118,000 of cash provided by operations, and $681,000 of additional net borrowings, offset by $1,633,000 of capital investments.

          The Company generated $1,118,000 of cash from operations for the six month period ended December 31, 1996 as compared to $1,833,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased from $1,084,000 for the six months ended December 31, 1995 to $1,206,000 for the six months ended December 31, 1996. Cash was reduced by $88,000 for changes in assets and liabilities in the six months ended December 31, 1996, primarily as a result of a net reduction in accounts payable and accrued expenses.

          The Company invested $1,633,000 in capital expenditures during the first six months of fiscal 1997, including $1,337,000 of investments in railroad track structures (net of $679,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program, and a $224,000 investment in four locomotives for the York, PA operations. As of December 31, 1996, the Company has approximately $1 million of government grants for track rehabilitation projects and almost $500,000 of government funding under no and low interest loan programs available for future track rehabilitation projects.

          The Company's long-term debt obligations increased $681,000 during the six month period ended December 31, 1996 including $496,000 of scheduled debt repayments offset by $1,177,000 of additional borrowings. Additional borrowings include $225,000 of borrowings under the $750,000 Senior Secured Term Loan to finance the acquisition of four locomotives for the York, PA operations, and $941,000 of borrowings under government funded no and low interest loan track rehabilitation programs.

Analysis of Operations for the three months ended December 31, 1996 compared to the three months ended December 31, 1995

          Results of Operations

          The Company generated net income of $204,000 for the three month period ended December 31, 1996 as compared to net income of $101,000 for the three month period ended December 31, 1995. Operating revenues and operating expenses increased $379,000 and $297,000, respectively, over the prior year, while interest expense decreased $23,000 from the prior year. The provision for income taxes increased $9,000 over the prior year.

          Revenues

          Operating revenues increased $379,000, or 10.2%, from $3,715,000 for the three months ended December 31, 1995 to $4,094,000 for the corresponding period in the current year. This increase consists of $382,000 additional freight and haulage revenues (excluding intermodal freight), $65,000 additional intermodal freight and handling revenues, and $21,000 additional other operating revenues. These increases were partially offset by an $89,000 reduction in logistics revenues.

          Freight and haulage revenues increased $382,000, or 15.6%, consisting of an 8% increase in the number of carloads handled and a 7% increase in average revenues per carload. The total number of carloads handled increased approximately 700 carloads from 8,500 for the quarter ended December 31, 1995 to 9,200 for the quarter ended December 31, 1996. The net increase includes 200 carloads attributable to a new local oil move on the St. Lawrence & Atlantic Railroad ("SLR") in New England to an on-line paper manufacturer, 175 additional carloads of building products to an on-line customer on SLR as a result of the expansion of its operations, 100 additional carloads from a paper manufacturer in York, PA as a result of an increase in business over a weak prior year, 200 additional bridge carloads in York, PA, and a net increase in a variety of other business. These increases were partially offset by a decrease of approximately 150 agricultural carloads in York, PA as a result of rate increases imposed by a connecting railroad. The 7% increase in average revenues per carload is attributable to rate increases on SLR and higher rates on the local oil move on SLR which encompass truck to rail transload services that are paid by SLR to an independent contractor.

          Logistics revenues generated by the Company's operations in York, PA decreased $89,000, or 22.5%, for the quarter ended December 31, 1996 as compared to the prior year quarter, including a 10% decrease in the number of railcars handled. The prior year quarter included significant transfer and inventory storage revenues for an on-line paper customer as a result of pulp and paper supply conditions, and canned goods and related truck brokering business continued to decline in the current year as the movement of this product continues to shift to alternative modes of transportation. Increases in business at the logistics lumber reload facility and for a feed broker which has expanded its operations partially offset the aforementioned decreases. Despite the shortfall in logistics carloads, freight and haulage revenues generated by the Company's logistics operations increased slightly over the prior year.

          The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $65,000 of freight and intermodal handling revenues during the quarter ended December 31, 1996 as compared to the corresponding quarter in the prior year. Intermodal volume increased by approximately 1,350 trailers and containers, or 63%, from 2,150 trailers and containers during the three month period ended December 31, 1995 to 3,500 trailers and containers during the three months ended December 31, 1996.

          Other operating revenues increased $21,000 in the current quarter as compared to the same period in the prior year as a result of an increase in easement income, including up front fees for a crossing agreement in the amount of $85,000, and additional railcar storage income, partially offset by a decrease in demurrage revenues.

          Expenses

          Operating expenses increased $297,000, or 9.2%, from $3,235,000 for the three month period ended December 31, 1995 to $3,532,000 for the three month period ended December 31, 1996. The increase consists of $230,000 additional cost of operations and $67,000 additional selling and administrative expenses.

          Cost of operations increased $230,000, or 9%, from $2,541,000 for the three month period ended December 31, 1995 to $2,771,000 for the corresponding period in the current year. The increase includes $308,000 additional railroad operating expenses and $32,000 additional intermodal operating expenses, partially offset by a $110,000 decrease in logistics operating expenses.

          The increase in railroad operating expenses of $308,000 is primarily attributable to additional transportation expenses and, to a lesser extent, additional locomotive maintenance expenses, partially offset by a reduction in maintenance of way expenses. The increase in transportation expenses includes additional train operating costs associated with the 8% increase in carloads handled. The new local oil move on SLR accounted for in excess of $100,000 of the increase including fees for truck to rail transload costs paid to an independent contractor. Locomotive fuel costs also increased significantly as a result of substantial price increases during the current year. The increase in locomotive maintenance expenses is attributable to a higher level of locomotive repairs required in the current year for both the Pennsylvania and New England operations as compared to the prior year. The reduction in maintenance of way expenses is the result of more favorable weather conditions in the current year as compared to the prior year, which included early snowfall and cold weather in the Mid-Atlantic and Northeast regions in December 1995, flooding conditions which washed out a section of track on SLR in November 1995, and costs incurred in the prior year to clear a fire lane on SLR as a result of summer drought conditions.

          The $110,000 decrease in logistics operating expenses includes a reduction in labor costs, freight and brokered freight expenses, property rent, and a variety of other expenses as a result of the reduction in logistics business in the current year.

          Rail intermodal operating expenses increased $32,000 due to additional fees paid to the terminal's independent operator as a result of the 63% volume increase over the prior year.

          Selling and administrative expenses increased $67,000, or 9.7%, from $694,000 for the quarter ended December 31, 1995 to $761,000 for the quarter ended December 31, 1996. The net increase consists of additional professional fees and other expenses incurred to pursue potential business opportunities and normal wage and other cost increases.

          Interest expense decreased $23,000 for the three month period ended December 31, 1996 as compared to the prior year, despite a modest increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

          The provision for income taxes increased $9,000 from $122,000 for the quarter ended December 31, 1995 to $131,000 for the quarter ended December 31, 1996 as a result of the

$112,000 increase in income before income taxes and the mix of state taxable income and deferred tax requirements.


Analysis of Operations for the six months ended December 31, 1996 compared to the six months ended December 31, 1995

          Results of Operations

          The Company generated net income of $380,000 for the six month period ended December 31, 1996 as compared to net income of $319,000 for the six month period ended December 31, 1995. Operating revenues and operating expenses increased $622,000 and $565,000, respectively, over the prior year, while interest expense decreased $43,000 from the prior year. Other income in the amount of $56,000 in the prior year includes a $60,000 gain on the sale of non-essential real estate. The provision for income taxes decreased $9,000 over the prior year.

          Revenues

          Operating revenues increased $622,000, or 8.4%, from $7,402,000 for the six months ended December 31, 1995 to $8,024,000 for the corresponding period in the current year. This increase consists of $574,000 additional freight and haulage revenues (excluding intermodal freight) and $115,000 additional intermodal freight and handling revenues. These increases were partially offset by a $60,000 reduction in logistics revenues and a $7,000 decrease in other operating revenues.

          Freight and haulage revenues increased $574,000, or 11.4%, consisting of a 10% increase in the number of carloads handled and a 1.5% increase in average revenues per carload. The total number of carloads handled increased approximately 1,700 carloads from 17,200 for the six months ended December 31, 1995 to 18,900 for the six months ended December 31, 1996. The net increase includes 260 carloads attributable to a new local oil move on SLR in New England to an on-line paper manufacturer, 220 additional carloads of building products to an on-line customer on SLR as a result of the expansion of its operations, 900 additional bridge carloads in York, PA, and a net increase in a variety of other business. These increases were partially offset by a decrease of 200 paper related carloads on SLR as a result of lost business due to customers using alternative woodpulp supply sources and routings, and 220 carloads to an on-line warehouse and distribution services customer in York, PA. The 1.5% increase in average revenues per carload is attributable to rate increases on SLR and higher rates on the local oil move on SLR which encompass truck to rail transload services that are paid by SLR to an independent contractor, partially offset by the increased percentage of bridge cars in York, PA which are at lower rates.

          Logistics revenues generated by the Company's operations in York, PA decreased $60,000, or 8.6%, for the six months ended December 31, 1996 as compared to the prior year primarily as a result of an $81,000 decrease in truck brokerage revenues associated with canned goods business, which generally contributes low profit margins, and a decrease in paper storage revenues. The number of railcars handled increased 3.3%, including an increase in business at the logistics lumber reload facility and an increase in business for a feed broker which has expanded its operations. These increases were offset by a decrease in transfer and inventory storage revenues for an on-line paper customer as a result of pulp and paper supply conditions, and a continued reduction in canned goods and related truck brokering business as the movement of this product continues to shift to alternative modes of transportation. Freight and haulage revenues generated by the Company's logistics operations increased $47,000 over the prior year.

          The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $115,000 of freight and intermodal handling revenues during the first six months of fiscal 1997 as compared to the first six months of the prior year. Intermodal volume increased approximately 2,450 trailers and containers, or 55%, from 4,400 trailers and containers during the six month period ended December 31, 1995 to 6,850 trailers and containers during the six months ended December 31, 1996.

          Other operating revenues decreased $7,000 in the current year as compared to the same period in the prior year. Easement income, including up front fees for a crossing agreement in the amount of $85,000, railcar storage income and third party track work revenues increased in the current year over the prior year, but were more than offset by a decrease in demurrage revenues of approximately $200,000.

          Expenses

          Operating expenses increased $565,000, or 8.9%, from $6,378,000 for the six month period ended December 31, 1995 to $6,943,000 for the six month period ended December 31, 1996. The increase consists of $420,000 additional cost of operations and $145,000 additional selling and administrative expenses.

          Cost of operations increased $420,000, or 8.4%, from $5,027,000 for the six month period ended December 31, 1995 to $5,447,000 for the corresponding period in the current year. The increase includes $466,000 additional railroad operating expenses and $65,000 additional intermodal operating expenses, partially offset by a $111,000 decrease in logistics operating expenses.

          The increase in railroad operating expenses of $466,000 is primarily attributable to additional transportation expenses and, to a lesser extent, additional locomotive maintenance expenses, partially offset by a reduction in maintenance of way expenses. The increase in transportation expenses includes additional train operating costs associated with the 10% increase in carloads handled. The new local oil move on SLR accounted for approximately $150,000 of the increase including fees for truck to rail transload costs paid to an independent contractor. Locomotive fuel costs also increased significantly as a result of substantial price increases during the current year. The increase in locomotive maintenance expenses is attributable to a higher level of locomotive repairs required in the current year for both the Pennsylvania and New England operations as compared to the prior year. The reduction in maintenance of way expenses is the result of more favorable weather conditions in the current year as compared to the prior year, which included early snowfall and cold weather in the Mid-Atlantic and Northeast regions in December 1995, flooding conditions which washed out a section of track on SLR in November 1995, and costs incurred in the prior year to clear a fire lane on SLR as a result of drought conditions.

          The $111,000 decrease in logistics operating expenses is attributable to a $91,000 decrease in freight and brokered freight expenses attributable to the decrease in canned goods business in the current year.

          Rail intermodal operating expenses increased $65,000 due to additional fees paid to the terminal's independent operator as a result of the 55% volume increase over the prior year.

          Selling and administrative expenses increased $145,000, or 10.7%, from $1,352,000 for the six months ended December 31, 1995 to $1,497,000 for the six months ended December 31, 1996. The net increase consists of additional professional fees and other expenses incurred to pursue potential business opportunities and normal wage and other cost increases.

          Interest expense decreased $43,000 for the six month period ended December 31, 1996 as compared to the prior year, despite an increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

          The provision for income taxes decreased $9,000 from $253,000 for the first six months of fiscal 1996 to $244,000 for the first six months of fiscal 1997 despite a $52,000 increase in pre-tax income as a result of the mix of state taxable income and deferred tax requirements.



                                   PART II.


Item 1.     Legal Proceedings

          As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1996, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 558 product liability actions.


Item 3.   Default Upon Senior Securities

          On June 19, 1996 and November 20, 1996, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1996 and January 2, 1997, respectively. Dividends in arrears as of the date of this report aggregated $1,523,219.


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of stockholders of Emons Transportation Group, Inc. held on November 20, 1996, the stockholders:

    (a) elected Messrs. Robert Grossman, Robert J. Smallacombe, Alfred P. Smith, and Dean H. Wise, and Ms. Kimberly A. Madigan as directors of the Company to serve in such capacity until their successors are elected and qualified,

    (b) adopted the Emons Transportation Group, Inc. 1996 Stock Option Plan,

    (c) amended the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from eleven million to fifteen million, and

    (d) ratified the appointment of Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ended June 30, 1997.


Item 6.     Exhibits and Reports on Form 8-K

           (a) An index to exhibits appears following the signature page to this report.

           (b) No reports on Form 8-K were filed during the three month period ended December 31, 1996.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMONS TRANSPORTATION GROUP, INC.


Date:   February 11, 1997       By: /s/Scott F. Ziegler
        -----------------              ----------------
                                       Scott F. Ziegler
                                       Vice President-Finance and Controller
                                       (signing on behalf of the registrant
                                       as both its duly authorized officer
                                       and its principal accounting officer)

EXHIBITS

          The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                        Page in
Exhibit                                                                              Sequentially
Number                             Exhibit                                           Numbered Copy
 3  (a)  Certificate of Incorporation for Emons Holdings, Inc. dated December
         19, 1986   (incorporated by reference from Emons Holdings, Inc. Report on
         Form 10-K for the year ended June 30, 1987, Exhibit Number 3  (a))              ---

 3  (b)  Certificate of Amendment of Certificate of Incorporation of Emons
         Holdings, Inc. dated September 26, 1989   (incorporated by reference from
         Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September
         30, 1989, Exhibit Number 3  (b))                                                ---

 3  (c)  Amended and Restated By-Laws for Emons Holdings, Inc.  (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter
         ended September 30, 1989, Exhibit Number 3  (c))                                ---

 3  (d)  Certificate of Amendment of Certificate of Incorporation of Emons
         Holdings, Inc. dated November 18, 1993   (incorporated by reference from
         Emons Transportation Group, Inc. Report on Form 10-Q for the quarter
         ended December 31, 1993, Exhibit Number 3  (d))                                 ---

11  (a)  Earnings per share calculation                                                  15

27  (a)  Article 5 of Regulation S-X, Financial Data Schedules                           ---