Form 10-Q
period 1997-03-31
EMONS TRANSPORTATION GROUP INC
filed 1997-05-13
CIK 32666

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
         For Quarter Ended March 31, 1997 Commission File Number 0-5206
                           --------------                        ------
                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

                  Delaware                     23-2441662
             ----------------------------------------------------
         (State of Incorporation) (I. R. S. Employer Identification No.)

         96 South George Street, York, Pennsylvania 17401 (717-771-1700)
       ------------------------------------------------------------------
       (Address of principal executive offices) (Zip Code) (Telephone No.)

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

     The number of shares of each class of common stock of the registrant issued and outstanding as of March 31, 1997 is as follows:

                          Voting Common Stock 5,803,124
                                              ---------

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)

                                                                                  March 31,              June 30,
                                                                                    1997                  1996
                                                                             ---------------       ---------------
      ASSETS
           Current Assets:
              Cash and cash equivalents                                     $      1,509,054      $      1,265,373
              Accounts receivable, net                                             1,899,421             2,404,730
              Materials and supplies                                                 216,894               204,656
              Prepaid expenses                                                       290,629               339,523
              Deferred income taxes                                                   79,000                79,000
                                                                             ---------------       ---------------
                  Total current assets                                             3,994,998             4,293,282
                                                                             ---------------       ---------------

           Property, plant and equipment                                          28,561,989            26,742,868
              Less accumulated depreciation                                       (9,374,193)           (8,490,416)
                                                                             ---------------       ---------------
                  Property, plant and equipment, net                              19,187,796            18,252,452
                                                                             ---------------       ---------------

           Deferred expenses and other assets                                        549,826               244,180
                                                                             ---------------       ---------------

      TOTAL ASSETS                                                          $     23,732,620      $     22,789,914
                                                                             ===============       ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
              Current portion of long-term debt                             $      1,208,709      $        967,837
              Accounts payable                                                       808,962             1,806,969
              Accrued payroll and related expenses                                   896,782               876,472
              Income taxes payable                                                   127,768                84,108
              Other accrued expenses                                               1,409,851             1,203,876
                                                                             ---------------       ---------------
                  Total current liabilities                                        4,452,072             4,939,262

           Long-term debt                                                         10,794,895            10,118,172
           Other liabilities                                                         638,976               600,861
           Deferred income taxes                                                   1,714,000             1,513,000
                                                                             ---------------       ---------------
                  Total Liabilities                                               17,599,943            17,171,295
                                                                             ---------------       ---------------

           Stockholders' Equity:
              Cumulative convertible preferred stock                                 16,509                16,802
              Common stock                                                           58,031                57,037
              Additional paid-in capital                                         23,505,291            23,281,993
              Deficit                                                           (17,081,015)          (17,562,914)
                                                                            ---------------       ---------------
                                                                                  6,498,816             5,792,918
              Unearned compensation - restricted stock awards                      (366,139)             (174,299)
                                                                            ---------------       ---------------
                  Total Stockholders' Equity                                      6,132,677             5,618,619
                                                                            ---------------       ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     23,732,620      $     22,789,914
                                                                            ===============       ===============


         See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                     Three Months Ended                           Nine Months Ended
                                                         March 31,                                    March 31,
                                             ---------------------------------          ------------------------------------
                                                  1997                1996                   1997                  1996
                                             -------------       -------------          --------------       ---------------

 Operating revenues                        $     3,853,105     $     3,816,354        $     11,877,298     $      11,218,104

 Operating expenses:
     Cost of operations                          2,866,618           2,904,939               8,313,396             7,932,215
     Selling and administrative                    747,815             624,804               2,244,360             1,976,097
                                             -------------       -------------          --------------       ---------------
        Total operating expenses                 3,614,433           3,529,743              10,557,756             9,908,312
                                             -------------       -------------          --------------       ---------------

 Income from operations                            238,672             286,611               1,319,542             1,309,792

 Other income (expense):
     Interest income                                20,220              17,609                  63,539                53,228
     Interest expense                             (264,475)           (229,899)               (765,148)             (773,642)
     Other, net                                    172,966              23,262                 172,966                79,410
                                             -------------       -------------          --------------       ---------------
        Total other income (expense)               (71,289)           (189,028)               (528,643)             (641,004)
                                             -------------       -------------          --------------       ---------------

 Income before income taxes                        167,383              97,583                 790,899               668,788

 Provision for income taxes                         65,000              35,500                 309,000               288,000
                                             -------------       -------------          --------------       ---------------

 Net income                                        102,383              62,083                 481,899               380,788


 Preferred dividend requirements                    57,851              58,808                 175,355               178,949
                                             -------------       -------------          --------------       ---------------

 Income applicable to common shareholders  $        44,532     $         3,275        $        306,544     $         201,839
                                             =============       =============          ==============       ===============

 Average common shares and common
     share equivalents (Note 2)                  6,344,108           6,118,048               6,280,051             6,119,217
                                             =============       =============          ==============       ===============

 Earnings per common share and
     common share equivalent (Note 2)      $          0.01     $          0.00        $           0.05     $            0.03
                                             =============       =============          ==============       ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                   Nine Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                 1997              1996
                                                            -------------   --------------
   Cash flow from operating activities:
     Net income                                            $      481,899  $       380,788
       Adjustments to reconcile net income to net
        cash provided by operating activities:
         Depreciation                                             883,777          850,357
         Amortization                                              98,240           95,233
         Gain on sale of assets                                         -          (79,410)
         Increase in deferred income taxes                        201,000          197,000
         Changes in assets and liabilities:
            Accounts receivable, materials and
              supplies and prepaid expenses                       541,965          186,271
            Accounts payable and accrued expenses                (728,062)         367,701
            Other assets and liabilities, net                    (324,421)          25,447
                                                            -------------   --------------
   Net cash provided by operating activities                    1,154,398        2,023,387
                                                            -------------   --------------
   Cash flow from investing activities:
     Proceeds from sale of assets                                   -              176,986
     Additions to property, plant and equipment               (1,819,121)       (2,276,919)
     Increase in deferred expenses                               (13,316)              -
                                                            ------------    --------------
   Net cash used in investing activities                      (1,832,437)       (2,099,933)
                                                            ------------    --------------
   Cash flow from financing activities:
     Proceeds from issuance of long-term debt                  1,748,821           780,223
     Reduction in long-term debt                                (831,226)         (559,680)
     Proceeds from issuance of common stock                        4,125               -
                                                            ------------    --------------
   Net cash provided by financing activities                     921,720           220,543
                                                            ------------    --------------

   Net increase in cash and cash equivalents                     243,681           143,997

   Cash and cash equivalents at beginning of period            1,265,373         1,232,859
                                                            ------------    --------------

   Cash and cash equivalents at end of period              $   1,509,054   $     1,376,856
                                                            ============    ==============

         See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Nine Months Ended March 31, 1997
                                   (unaudited)


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

Note 2. Earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three and nine month periods ended March 31, 1997 and 1996 does not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

Note 3. In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 encourages, but does not require, accounting for stock based compensation awards on the basis of fair value at the date the awards are granted. Under the fair value based method of accounting, the fair value of awards is included as expense in the statement of operations. Companies that do not recognize compensation based upon fair value can continue to account for awards under APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, they are required to disclose what net income and earnings per share would have been under the fair value method. SFAS 123 is effective for fiscal years beginning after December 15, 1996 and does not require disclosure in quarterly reports. The Company has elected not to adopt the fair value method of accounting for stock based compensation awards.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. The Company will adopt SFAS 128 in its second quarter of fiscal 1998 ending December 31, 1997. The impact of the application of SFAS 128 for the three and nine month periods ended March 31, 1997 is not material.

Note 4. At the Annual Meeting of stockholders of the Company held on November 20, 1996, the stockholders adopted the Emons Transportation Group, Inc. 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the issuance of up to 500,000 shares of the Company's Common Stock to key employees. Under the 1996 Plan, the Company may grant either Incentive Options or Non-Incentive Options at an exercise price not less than 100% of the fair market value of the Company's Common Stock at the date of grant. The number of shares and other terms and conditions are to be determined by the Management Compensation Committee of the Board of Directors. Since the 1996 Plan was adopted, the Company has issued options to purchase 183,000 shares of Common Stock at prices ranging from $2.56 to $3.25 per share.

        At the Annual Meeting of stockholders of the Company held on November 20, 1996, the stockholders voted to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from eleven million to fifteen million.

Note 5. Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 898 product liability actions. In addition, the Company is in the process of remediating a fuel oil leak at its locomotive maintenance facility in York, Pennsylvania.

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

        As of March 31, 1997, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 898 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 892 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining 6 lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

        During the period January 1, 1997 through March 31, 1997, 367 new actions were commenced in which Industries was named as a defendant. Of these actions, 365 were commenced in a single filing in the state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable for pain and suffering.

        Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 892 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. In November 1994, the Bankruptcy Court, in the context of a motion for a preliminary injunction, held that it was likely that Industries would prevail on the merits of this claim. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

        Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period January 1, 1997 through March 31, 1997, 27 lawsuits were settled or dismissed at no liability to Industries.

        Management intends to vigorously defend all of these actions. In the event that the post-reorganization lawsuits described above are not treated under the Plan, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based on Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

        Environmental Liability
        -----------------------

        During fiscal 1994, the Company discovered a diesel fuel oil leak at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. The Company is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection to remediate the contaminated area. In January 1997, in the next phase of its testing procedures, the Company discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product will range from $100,000 to $200,000, depending upon a variety of factors which are not known at this time. Further remediation cost requirements, if any, are unknown at this time and will be dependent upon further test results. The Company has provided what it believes are sufficient reserves at this time for the anticipated remediation costs.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,408,000 and $3,670,000 at March 31, 1997 and June 30, 1996, respectively, and the remaining balance under a $750,000 Senior Secured Term Loan Agreement (the "Agreement") issued by a local bank to a subsidiary. The Company borrowed an additional $225,000 under this Agreement in August 1996 to finance the acquisition of locomotives for the Pennsylvania rail operations, leaving a $325,000 balance available which may be borrowed through June 30, 1997. The Company intends to use the balance remaining under this Agreement to finance other projects to generate additional business and for other business opportunities which may arise. In addition, the Company temporarily repaid $100,000 as of March 31, 1997 under its bank revolver commitment which is also available.

     The Company's cash and cash equivalents increased $244,000 for the nine month period ended March 31, 1997. The net increase includes $1,154,000 of cash provided by operations and $918,000 of additional net borrowings, offset by $1,819,000 of capital investments.

     The Company generated $1,154,000 of cash from operations for the nine month period ended March 31, 1997 as compared to $2,023,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $221,000 from $1,444,000 for the nine months ended March 31, 1996 to $1,665,000 for the nine months ended March 31, 1997, primarily as a result of a $122,000 increase in income before income taxes. Cash was reduced by $511,000 for changes in assets and liabilities in the nine month period ended March 31, 1997. This change includes a reduction in accounts payable and accrued expenses, which was funded by a decrease in accounts receivable and cash generated by operating activities, and a $363,000 increase in other assets. The increase in other assets includes the non-current portion of a three year railroad liability insurance policy purchased by the Company in February 1997 to take advantage of favorable rates which was financed over a 30 month period.

            The Company invested $1,819,000 in capital expenditures during the first nine months of fiscal 1997, including $1,491,000 of investments in railroad track structures (net of $759,000 of government grants) in connection with the Company's continuing extensive track rehabilitation program and in connection with the construction of track sidings for new customers, and a $224,000 investment in four locomotives for the Pennsylvania rail operations. As of March 31, 1997, the Company has approximately $1 million of government grants for track rehabilitation projects and approximately $450,000 of government funding under no and low interest loan programs available for future track rehabilitation projects.

            The Company's long-term debt obligations increased $918,000 during the nine month period ended March 31, 1997 including $831,000 of scheduled debt repayments offset by $1,749,000 of additional borrowings. Additional long-term obligations include $225,000 of borrowings under the $750,000 Senior Secured Term Loan to finance the acquisition of four locomotives for the Pennsylvania rail operations, $973,000 of borrowings under government funded no and low interest loan track rehabilitation programs, and $533,000 of borrowings to finance a favorable three year railroad liability insurance policy renewal.


Analysis of Operations for the three months ended March 31, 1997 compared to the three months ended March 31, 1996

            Results of Operations

            Results for the current fiscal quarter ended March 31, 1997 include the unfavorable impact of an anticipated sales tax assessment from the State of Maine in the amount of $107,000, consisting of an $84,000 charge for sales taxes relating to calendar years 1991 through 1996, and a $23,000 charge for related interest thereon, a portion of which the Company intends to contest. Results for the prior year quarter ended March 31, 1996 include the impact of a favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. These items are hereafter referred to as the "state sales and local tax adjustments." In addition, the Company recorded $173,000 of non-operating income in the quarter ended March 31, 1997 relating to the unanticipated proceeds from a former investment.

            The Company generated net income of $102,000 for the three month period ended March 31, 1997 as compared to net income of $62,000 for the three month period ended March 31, 1996. Operating revenues increased $37,000 and interest and other non-operating income increased $152,000 over the prior year, while operating expenses, interest expense and the provision for income taxes increased $85,000, $35,000 and $29,000, respectively, over the prior year. Excluding the impact of the state sales and local tax adjustments, income from operations increased $121,000, or 60%, in the quarter ended March 31, 1997 as compared to the same quarter in the prior year.

            Revenues

            Operating revenues increased $37,000, or 1%, from $3,816,000 for the three months ended March 31, 1996 to $3,853,000 for the three month period ended March 31, 1997. This increase consists of $143,000 additional freight and haulage revenues (excluding intermodal freight), and $8,000 additional intermodal freight and handling revenues, partially offset by an $87,000 decrease in logistics revenues and a $27,000 decrease in other operating revenues.

            Freight and haulage revenues increased $143,000, or 5.5%, consisting of a 2% increase in the number of carloads handled and a 3.5% increase in average revenues per carload. Total traffic handled increased approximately 150 carloads from 8,600 for the quarter ended March 31, 1996 to 8,750 for the quarter ended March 31, 1997. The increase includes approximately 50 additional carloads on the Pennsylvania rail operations and approximately 100 additional carloads on the St. Lawrence & Atlantic Railroad ("SLR") in New England.

            The net increase in Pennsylvania business includes 120 additional carloads to an on-line paper manufacturer as a result of improved paper market conditions, and a variety of other less significant increases in other business. These increases were offset by 130 less agricultural carloads in York, Pennsylvania as a result of rate increases imposed by a connecting railroad, which have since been reduced, a decrease in coal carloads resulting from the use of higher capacity railcars and timing of shipments, and a variety of less significant decreases. The increase in business on SLR includes 150 carloads attributable to a new local oil move to an on-line paper manufacturer, 190 additional carloads of building products to an on-line customer as a result of the expansion of its operations, and an increase in a variety of other business including the addition of four new customers, three of which are located on-line. These increases were partially offset by a net reduction of over 200 paper related carloads as a result of business lost to competitive routes, a decrease of 120 salt carloads to an on-line customer who lost a key supply contract, and a variety of less significant decreases. The 3.5% increase in average revenues per carload is attributable to rate increases on SLR and higher rates on the local oil move on SLR which encompass truck to rail transload services that are paid by SLR to an independent contractor.

            Logistics revenues generated by the Company's operations in York, Pennsylvania decreased $87,000, or 25%, for the quarter ended March 31, 1997 as compared to the prior year quarter, including a 12% decrease in the number of railcars handled. The prior year quarter included significant transfer and inventory storage revenues for an on-line paper manufacturer as a result of pulp and paper supply conditions, which have improved in the current year. The Company's lumber reload business decreased due to the relocation of its primary customer to its own facility located on one of the Company's Pennsylvania rail lines near the end of the current quarter. This customer intends to utilize the new facility to expand into other building products which will benefit the Company's Pennsylvania rail operations. Canned goods and related truck brokering business continued to decline in the current year as the movement of this product continues to shift to alternative modes of transportation. Increases in business for a feed broker, which has expanded its operations, a new paper warehousing customer, and an increase in a variety of other business partially offset the aforementioned decreases. Despite the shortfall in logistics carloads, freight and haulage revenues generated by the Company's logistics operations increased slightly over the prior year.

            The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $8,000 of freight and intermodal handling revenues during the quarter ended March 31, 1997 as compared to the corresponding quarter in the prior year. Intermodal volume increased by approximately 800 trailers and containers, or 42%, from 1,950 trailers and containers for the prior year to 2,750 trailers and containers for the current year. Revenues did not increase proportionately with the volume increase as a result of the revenue arrangement with the Canadian National Railway ("CN") which provided additional revenue support at lower volumes to assist in the start up of this venture.

            Other operating revenues decreased $27,000 from the prior year, consisting of a decrease in demurrage revenues partially offset by additional railcar storage fees.

            Other non-operating income increased $150,000 from $23,000 in the prior year to $173,000 in the current year. The current year amount consists of the unanticipated proceeds from a former investment, while the prior year amount consists of gains on sales of non-essential real estate.

            Expenses

            Operating expenses increased $85,000, or 2.4%, from $3,529,000 for the three month period ended March 31, 1996 to $3,614,000 for the three month period ended March 31, 1997. The increase consists of $123,000 additional selling and administrative expenses partially offset by a $38,000 reduction in cost of operations. Excluding the impact of the state sales and local tax adjustments, operating expenses decreased $84,000, or 2.3%.

            Cost of operations decreased $38,000, or 1.3%, from $2,905,000 for the three month period ended March 31, 1996 to $2,867,000 for the corresponding period in the current year. Excluding the impact of the state sales and local tax adjustments, cost of operations decreased $122,000, or 4.2%. This decrease includes a $25,000 reduction in railroad operating expenses and a $120,000 reduction in logistics operating expenses, partially offset by $23,000 additional intermodal operating expenses.

            The decrease in railroad operating expenses of $25,000 is attributable to more favorable winter weather conditions in the current year as compared to the prior year, partially offset by additional transportation costs associated with new business. The unusually heavy snowfall and cold temperatures in both the Mid-Atlantic and Northeast regions of the United States in the prior year had an unfavorable impact on all three of the Company's railroads. Additional labor costs, fuel usage and other operating expenses were required in order to keep the tracks clear and the train operations running. Maintenance of way expenses decreased over $100,000 and transportation labor costs decreased over $50,000 as a result of the more favorable winter weather conditions in the current year. The offsetting increase in transportation expenses is primarily attributable to the new local oil move on SLR, which accounted for in excess of $100,000 of additional expenses including $66,000 of fees for truck to rail transload costs paid to an independent contractor. Locomotive fuel and lubricant costs also increased significantly as a result of substantial price increases in the current year.

            The $120,000 decrease in logistics operating expenses includes a reduction in labor costs, brokered freight expenses, property rent, and a variety of other expenses as a result of the reduction in logistics business in the current year.

            Rail intermodal operating expenses increased $23,000 due to additional fees paid to the terminal's independent operator as a result of the 42% volume increase over the prior year.

            Selling and administrative expenses increased $123,000, or 20%, from $625,000 for the quarter ended March 31, 1996 to $748,000 for the quarter ended March 31, 1997. Excluding the impact of the state sales and local tax adjustments, selling and administrative expenses increased $38,000, or 5.3%. This increase includes normal wage and other cost increases, and additional provisions under incentive compensation and profit sharing plans associated with favorable operating results.

            Interest expense increased $35,000 for the three month period ended March 31, 1997 as compared to the prior year. Excluding the impact of the state sales and local tax adjustments, interest expense decreased $21,000, despite an increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

            The provision for income taxes increased $29,000, from $36,000 for the quarter ended March 31, 1996 to $65,000 for the quarter ended March 31, 1997, as a result of a $70,000 increase in income before income taxes and the mix of state taxable income and deferred tax requirements.


Analysis of Operations for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996

            Results of Operations

            Results for the nine month period ended March 31, 1997 include the unfavorable impact of an anticipated sales tax assessment from the State of Maine in the amount of $107,000, consisting of an $84,000 charge for sales taxes relating to calendar years 1991 through 1996, and a $23,000 charge for related interest thereon, a portion of which the Company intends to contest. Results for the nine month period ended March 31, 1996 include the impact of a favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. These items are hereafter referred to as the "state sales and local tax adjustments." In addition, the Company recorded $173,000 of non-operating income in the current year relating to the unanticipated proceeds from a former investment.

            The Company generated net income of $482,000 for the nine month period ended March 31, 1997 as compared to net income of $381,000 for the nine month period ended March 31, 1996. Operating revenues, interest and other non-operating income, and operating expenses increased $659,000, $104,000 and $649,000, respectively, over the prior year while interest expense decreased $8,000 from the prior year. The provision for income taxes increased $21,000 over the prior year. Excluding the impact of the state sales and local tax adjustments, income from operations increased $178,000, or 14.6%, for the first nine months of the current year as compared to the same period in the prior year.

            Revenues

            Operating revenues increased $659,000, or 5.9%, from $11,218,000 for the nine month period ended March 31, 1996 to $11,877,000 for the nine month period ended March 31, 1997. This increase consists of $717,000 additional freight and haulage revenues (excluding intermodal freight) and $123,000 additional intermodal freight and handling revenues. These increases were partially offset by a $148,000 reduction in logistics revenues and a $33,000 decrease in other operating revenues.

            Freight and haulage revenues increased $717,000, or 9.4%, consisting of a 7% increase in the number of carloads handled and a 2% increase in average revenues per carload. Total traffic handled increased approximately 1,800 carloads from 25,800 for the nine months ended March 31, 1996 to 27,600 for the nine months ended March 31, 1997. The increase includes approximately 1,000 additional carloads on the Pennsylvania rail operations and approximately 800 additional carloads on the SLR operations in New England.

            A 950 carload increase in low revenue per car bridge traffic accounts for the most significant portion of the 1,000 carload increase in business for the Pennsylvania rail operations. The remainder of the increase consists of a number of net increases and decreases in other business, including 50 additional carloads to a new on-line printer and a reduction of 250 carloads to an on-line warehouse and distribution services customer as the result of the relocation of product to an alternative storage location. The 800 carload increase in business on SLR includes 370 carloads attributable to a new local oil move to an on-line paper manufacturer, 400 additional carloads to an on-line building products distributor as a result of the expansion of its operations, 185 additional carloads to four new customers, three of which are located on-line, and a variety of less significant increases. These increases were partially offset by a decrease of 400 paper related carloads as a result of lost business due to competitive routes. The 2% increase in average revenues per carload includes a 5% increase on SLR, consisting of rate increases and higher rates per carload for the local oil move which encompass truck to rail transload services that are paid by SLR to an independent contractor. This increase was partially offset by a decrease in average revenues per carload for the Pennsylvania rail operations due to mix of business which included a higher percentage of lower rated bridge moves.

            Logistics revenues generated by the Company's operations in York, Pennsylvania decreased $148,000, or 14%, for the nine month period ended March 31, 1997 as compared to the prior year period, including a slight decrease in the number of railcars handled. Canned goods transfer and related low margin truck brokering revenues decreased over $140,000 from the prior year as the movement of this product continues to shift to alternative modes of transportation. Paper handling and related storage revenues decreased over $100,000 from the prior year, which included significant transfer and inventory storage revenues for an on-line paper manufacturer as a result of pulp and paper supply conditions that have improved in the current year. These decreases were partially offset by additional, more profitable, building products transfer revenues generated by the Company's lumber reload center and bulk transfer revenues, including additional business to a feed broker which has expanded its operations at the Company's facilities in York. The Company's primary lumber reload customer relocated its operations to a facility located on one of the Company's Pennsylvania rail lines in March 1997, where it intends to expand into other building products. While this relocation will reduce the Company's logistics business, it will benefit the Company's Pennsylvania rail operations.

            The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $123,000 of freight and intermodal handling revenues during the first nine months of fiscal 1997 as compared to the first nine months of the prior year. Intermodal volume increased approximately 3,200 trailers and containers, or 50%, from 6,400 trailers and containers in the prior year to 9,600 trailers and containers in the current year.

            Other operating revenues decreased $33,000 from the prior year. Easement income, which includes up front fees for a crossing agreement in the amount of $85,000, railcar storage income and third party track work revenues increased over the prior year, but were more than offset by a decrease in demurrage revenues of almost $250,000.

            Other non-operating income increased $94,000 from $79,000 for the prior year to $173,000 for the current year. The current year amount consists of the unanticipated proceeds from a former investment, while the prior year amount consists of gains on sales of non-essential real estate.

            Expenses

            Operating expenses increased $649,000, or 6.6%, from $9,908,000 for the nine month period ended March 31, 1996 to $10,557,000 for the nine month period ended March 31, 1997. The increase consists of $381,000 additional cost of operations and $268,000 additional selling and administrative expenses. Excluding the impact of the state sales and local tax adjustments, operating expenses increased $480,000, or 4.8%.

            Cost of operations increased $381,000, or 4.8%, from $7,932,000 for the nine month period ended March 31, 1996 to $8,313,000 for the corresponding period in the current year. Excluding the impact of the state sales and local tax adjustments, cost of operations increased

$297,000, or 3.8%. This increase includes $440,000 additional railroad operating expenses and $88,000 additional intermodal operating expenses, partially offset by a $231,000 reduction in logistics operating expenses.

            The increase in railroad operating expenses of $440,000 is primarily attributable to additional transportation expenses and, to a lesser extent, additional locomotive maintenance expenses, partially offset by a reduction in maintenance of way expenses. The increase in transportation expenses includes additional operating costs associated with the 7% increase in traffic handled. The new local oil move on SLR accounted for in excess of $250,000 of the increase, including $165,000 of fees for truck to rail transload costs paid to an independent contractor. Locomotive fuel and lubricant costs also increased significantly as a result of substantial price increases during the current year, which have recently been reduced to more normal levels. The increase in locomotive maintenance expenses is attributable to a higher level of locomotive repairs required in the current year for both the Pennsylvania and New England operations as compared to the prior year. Maintenance of way expenses decreased over $150,000 as a result of more favorable weather conditions in the current year as compared to the prior year, which also had a favorable impact on transportation operating costs in the current year. The unusually heavy snowfall and cold temperatures in both the Mid-Atlantic and Northeast regions of the United States in the prior year had an unfavorable impact on all three of the Company's railroads. Additional labor costs, fuel usage and other operating expenses were required in order to keep the tracks clear and train operations running. SLR also incurred additional maintenance of way costs in the prior year to repair a washed out section of track after a flood in November 1995, and to clear a fire lane as a result of summer drought conditions.

            The $231,000 decrease in logistics operating expenses includes a reduction in labor costs, freight and brokered freight expenses, and a variety of other expenses as a result of the reduction in logistics business in the current year. In addition, the Company's logistics operations incurred approximately $40,000 of costs in the prior year in connection with the relocation of a portion of its warehousing operations.

            Rail intermodal operating expenses increased $88,000 due to additional fees paid to the terminal's independent operator as a result of the 50% volume increase over the prior year.

            Selling and administrative expenses increased $268,000, or 13.6%, from $1,976,000 for the nine months ended March 31, 1996 to $2,244,000 for the nine months ended March 31, 1997. Excluding the impact of the state sales and local tax adjustments, selling and administrative expenses increased $183,000, or 8.9%. This net increase consists of additional professional fees and other expenses incurred to pursue potential business opportunities, and normal wage and other cost increases.

            Interest expense decreased $8,000 for the nine month period ended March 31, 1997 as compared to the prior year. Interest expense decreased $63,000 excluding the impact of the state sales and local tax adjustments, despite an increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

            The provision for income taxes increased $21,000, from $288,000 for the first nine months of fiscal 1996 to $309,000 for the first nine months of fiscal 1997, as a result of a $122,000 increase in income before income taxes and the mix of state taxable income and deferred tax requirements.

                                    PART II.

Item 1.     Legal Proceedings

            As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1996, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 898 product liability actions.

Item 3.     Default Upon Senior Securities

            On June 19, 1996 and November 20, 1996, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1996 and January 2, 1997, respectively. Dividends in arrears as of the date of this report aggregated $1,502,280.


Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the three month period ended March 31, 1997.


Item 6.     Exhibits and Reports on Form 8-K

               (a) An index to exhibits appears following the signature page to this report.

               (b) No reports on Form 8-K were filed during the three month period ended March 31, 1997.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EMONS TRANSPORTATION GROUP, INC.


Date:   May 13, 1997          By:   /s/Scott F. Ziegler
        ------------                ------------------------
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


                                                                      Page in
Exhibit                                                             Sequentially
Number                                Exhibit                      Numbered Copy

3(a)   Certificate of Incorporation for Emons Holdings, Inc. dated
       December 19, 1986 (incorporated by reference from Emons
       Holdings, Inc. Report on Form 10-K for the year ended June
       30, 1987, Exhibit Number 3 (a))                                   --


3(b)   Certificate of Amendment of Certificate of Incorporation
       of Emons Holdings, Inc. dated September 26, 1989
       (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September 30, 1989,
       Exhibit Number 3 (b))                                             --

3(c)   Amended and Restated By-Laws for Emons Holdings, Inc.
       (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September 30, 1989,
       Exhibit Number 3 (c))                                             --

3(d)   Certificate of Amendment of Certificate of Incorporation of
       Emons Holdings, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on
       Form 10-Q for the quarter ended December 31, 1993, Exhibit
       Number 3 (d))                                                     --

11(a)  Earnings per share calculation                                    17

27(a)  Article 5 of Regulation S-X, Financial Data Schedules             --