Form 10-K
period 1997-06-30
EMONS TRANSPORTATION GROUP INC
filed 1997-09-26
CIK 32666

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                                   ---------



(x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 1997

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from  _____________________  to  ____________________

                         Commission File No.:  0-5206

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

                    Delaware                      23-2441662
                    ----------------------------------------
          (State of incorporation)    (I.R.S. employer identification number)

                 96 South George Street, York,  PA        17401
                 ----------------------------------------------
     (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code: (717)  771-1700

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

                      Yes         X           No
                             ------------         ------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 12, 1997, 5,884,200 shares of voting Common Stock were outstanding including 1,400,510 shares held by an escrow agent. For information regarding the escrow agent, see "Industries' Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 12, 1997 was $18,015,531. For this purpose the average of the closing bid and asked prices ($3.31 per share), as of September 12, 1997, has been used.

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on November 20, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                    Part I

Item 1.  Business

         Emons Transportation Group, Inc. ("Emons Transportation Group"), a Delaware corporation headquartered in York, Pennsylvania, is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. The Company owns three short line railroads, operates rail/truck transload and warehouse facilities, operates a rail intermodal terminal in Auburn, Maine, and provides customers with logistics services for the movement and storage of freight. Emons Transportation Group was organized in December 1986 and is the owner of all of the outstanding capital stock of Emons Industries, Inc. ("Industries"), the Maryland and Pennsylvania Railroad Company ("MPA"), Emons Logistics Services, Inc. ("Logistics"), Maine Intermodal Transportation, Inc. ("MIT") and Emons Railroad Group, Inc. ("Railroad Group") which owns all of the outstanding capital stock of Yorkrail, Inc. ("YKR") and the St. Lawrence & Atlantic Railroad Company ("SLR"). Prior to the formation of Emons Transportation Group in December 1986, Industries, which was formed in 1955, was the parent company. For information regarding the formation of Emons Transportation Group, see "Industries' Reorganization" below.

         Unless the context otherwise requires, the terms "Emons" and the "Company" when used herein shall refer to Emons Transportation Group, Inc. and its consolidated subsidiaries. The Company's executive offices are located at 96
S. George Street, York, Pennsylvania 17401 (Telephone 717-771-1700).

         Description of Operations

         The Company owns and operates three short line railroads, MPA, YKR and SLR. The combined revenues from these three short line railroad operations accounted for 87%, 86% and 89% of the Company's total operating revenues in fiscal 1997, 1996 and 1995, respectively. The Company also owns and operates a logistics services business in York, Pennsylvania, and a rail intermodal terminal in Auburn, Maine. These operations are intended to supplement the Company's railroad operations by providing a wide variety of value added services including warehousing and other distribution services and options to businesses located both on and off of the Company's rail lines.

         The Company operates in two geographic regions, Pennsylvania and New England. Pennsylvania operations consist of MPA, YKR and Logistics, located in York, Pennsylvania. New England operations consist of SLR, which extends from Portland, Maine, through New Hampshire to Norton, Vermont, and MIT, which commenced rail intermodal operations on SLR in Auburn, Maine, in September 1994. Local management teams are responsible for the operations in each region.

         In October 1996, CSX Corporation ("CSX") and Consolidated Rail Corporation ("Conrail") announced plans to merge. In response to the merger announcement, Norfolk Southern Railway ("NS") announced a competing tender offer to acquire Conrail. Subsequently, CSX and NS agreed to divide Conrail, and filed for approval of the transaction with the Surface Transportation Board ("STB") in June 1997. Based upon management's review of publicly available information currently included in the filing regarding the division of Conrail, all of the Company's railroads will continue to maintain their dual connections with Class I railroads. While the impact of the proposed merger on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company does not anticipate any significant negative impact as a result of the merger, and believes that the merger may create additional business as a result of longer Class I single line service on competitive routes, which could result in additional rail business for the Company.

                                 Pennsylvania
                                 ------------

         MPA, located in York, Pennsylvania, owns 26 miles of mainline track and related properties. There are approximately 30 active customers that utilize MPA's service for in-bound and/or out-bound shipments of freight, including approximately 20 customers located directly on line. MPA primarily serves customers in the paper, building products and distribution industries. MPA's largest customer, P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 44% of MPA's operating revenues in fiscal 1997. MPA interchanges rail traffic with Conrail and YKR at York, Pennsylvania, and

CSX Transportation, Inc. ("CSXT") at Hanover, Pennsylvania. Based upon current publicly available information, MPA will interchange rail traffic with NS in York, Pennsylvania, and maintain its CSXT and YKR interchanges upon completion of the proposed acquisition of Conrail by CSX and NS.

         YKR operates 16 miles of mainline track and related properties in and around York, Pennsylvania. YKR serves approximately 30 active customers, including approximately 20 customers located directly on line. YKR primarily serves customers in the paper, agricultural, building products and distribution industries. YKR's largest customer, P. H. Glatfelter Company, accounted for 17% of YKR's fiscal 1997 operating revenues. YKR interchanges rail traffic with CSXT at Porters Sideling, Pennsylvania, MPA at York, Pennsylvania, and Conrail at West York, Pennsylvania. Based upon current publicly available information, YKR will interchange rail traffic with NS at West York, Pennsylvania, and maintain its CSXT and MPA interchanges upon completion of the proposed acquisition of Conrail by CSX and NS.

         Emons Logistics Services, Inc. offers logistics services for customers in the Mid-Atlantic region from its facilities in York, Pennsylvania. Logistics currently operates several facilities located either on MPA or YKR in York, Pennsylvania, and surrounding areas, which allow manufacturers and users of canned goods, lumber and other building products, packaged consumer products, steel, paper products, and dry/liquid bulk commodities to take advantage of favorable rail economics for the long-haul shipment of their products combined with truck delivery to companies that are not located on a rail line. Logistics provides both short and long-term storage and various value-added services, such as rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are important to the growth of the railroad operations in Pennsylvania since they enable customers who are not located directly on line to utilize rail transportation.

         A significant portion of the Company's logistics operations are located at "Lincoln Yard" on YKR in West York, Pennsylvania. The facilities at Lincoln Yard consist of approximately 25 acres, consisting of approximately two acres utilized for bulk transfer services, and an additional 23 acres recently purchased for outside transload and storage purposes and future expansion. Logistics performs various bulk transfer, storage and other services at this location which are described in detail in the following two paragraphs.

         In cooperation with CSXT, Logistics operates a bulk rail/truck transfer facility on YKR at Lincoln Yard to service manufacturers and users of dry and liquid bulk commodities. This facility operates under the trade name Food-Linc and handles bulk food grade and related products such as vegetable oils and plastic pellets. A second facility, which operates under the trade name Chem-Linc, handles bulk products such as industrial oils and chemicals. Collectively, these operations are referred to as Emons BIDS (Bulk Intermodal Distribution Services). Other transfer facilities at Lincoln Yard transload various bulk products primarily for the agricultural industry.

         In August 1995, the Company purchased 23 acres of land adjacent to existing rail and logistics operations on YKR at Lincoln Yard and developed approximately five acres for outside transload and storage purposes. Until March 1997, this facility was dedicated to a lumber transload and storage operation under an agreement with a major Canadian forest products company. In March 1997, the Canadian forest products company's primary customer developed its own facility located on one of the Company's Pennsylvania railroad operations, and now receives this product rail direct. This facility is currently utilized for the storage and transfer of aggregates, steel and other products. The Company expects to develop the remainder of the 23 acres of land for the expansion of the transload and distribution business in the York, Pennsylvania area.

         Logistics currently operates three on-line warehouses. Logistics operates a 15,000 square foot building located on MPA in central York that provides rail/truck transfer and storage for the distribution of canned goods and certain building products. In fiscal 1995, the Company made improvements to the facility to accommodate 65,000 square feet of outside storage of products. Logistics has arrangements with two major western rail carriers to provide short-term storage and rail/truck transfer services at this facility as their designated agent for the Mid-Atlantic and Northeast regions of the United States. Logistics also operates two other leased warehouse facilities. The first facility is located on YKR in central York, Pennsylvania, and consists of a 50,000 square foot facility which is utilized for storage of both finished paper and woodpulp. The second warehouse, also located on YKR in Thomasville, Pennsylvania, consists of approximately 26,000 square feet, and is utilized for the handling and short-term storage of finished paper (newsprint, pulpboard and printing paper). The lease for this second warehouse is scheduled to terminate in November 1997, and business currently at this facility will be consolidated at the warehouse in central York. The products transferred and stored at these locations originate throughout North America for truck distribution to states within the Mid-Atlantic and Northeast regions of the United States.

         Logistics also operates another site located on MPA in downtown York which encompasses 70,000 square feet, including 25,000 square feet under roof for inside storage and an outside paved storage area. The facility is currently utilized for the transfer and storage of aggregates.

                                  New England
                                  -----------

         SLR operates approximately 165 miles of mainline track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 57 customers, including 20 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's major customers, New England Public Warehouse, Crown Vantage (formerly James River Corporation), and Champion International Paper Corporation accounted for 16%, 13% and 9% of SLR's operating revenues in fiscal 1997, respectively. SLR interchanges rail traffic with the Canadian National Railway ("CN") at Island Pond, Vermont, Guilford Rail Systems at Danville Junction, Maine and Portland, Maine (via Danville Junction), the New Hampshire and Vermont Railroad at Groveton, New Hampshire, the Berlin Mills Railway at Berlin, New Hampshire, and the New Hampshire Central Railroad at North Stratford, New Hampshire.

         The MIT rail intermodal terminal located on SLR in Auburn, Maine, commenced operations in September 1994. The development and construction of this operation was a cooperative project between the Company, the State of Maine, the City of Auburn and CN. The $2.9 million cost of the terminal was funded 80% by the State of Maine with federal funds under the ISTEA legislation (Intermodal Surface Transportation Efficiency Act) and 20% by the City of Auburn. The City of Auburn owns the terminal and leases it to MIT under a long-term lease arrangement which includes an initial term of 20 years, three 10 year renewal options and a purchase option in year 50. The terminal includes 42 acres of land (16 acres currently developed in Phase I), three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. The Company believes that this operation will be an important factor in the growth and development of SLR by providing additional business volume to SLR's railroad operation.

         Through coordinated train service between CN and SLR, MIT offers premium rail intermodal service which includes third morning service between Auburn and Chicago on dedicated intermodal trains transporting truck trailers and containers. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers at Chicago and Detroit.

         MIT operations are conducted by an independent contractor, In-Terminal Services (a subsidiary of Mi-Jack Products), who currently operates intermodal terminals throughout North America.


         Employees

         At June 30, 1997, the Company employed a total of 135 persons, 79 of which were represented by various labor organizations. The Company has labor agreements with unions which represent certain MPA and all SLR non-management employees. The Company is currently in the process of renegotiating agreements with various unions representing MPA and SLR employees which expired on December 31, 1995, May 18, 1996, and December 31, 1996, while other unions have signed agreements through May 2000. Currently, approximately 60% of all union employees are covered by agreements that expire in May 2000. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

         Regulation

         The Company's rail subsidiaries are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB"), a federal agency that is the successor to the Interstate Commerce Commission. The STB has jurisdiction over, among other things, the rates charged, the issuance of securities and the extension or abandonment of rail lines, routes or service by common carriers, and the consolidation, merger and acquisition of control of and by such carriers. The Company's rail subsidiaries are also subject to regulation by the Federal Railroad Administration as to safety requirements and operating practices, and subject to regulations by governmental authorities of Pennsylvania, Maine, Vermont, and New Hampshire.

         Competition

         For customers located directly on line, which constitute the majority of the Company's freight business, the Company's railroads are the only rail carriers directly serving their respective customers. The Company's rail operations in New England also includes a significant portion of overhead traffic which is subject to competition from alternative rail routes. All of the Company's railroads experience significant competition from other modes of freight transportation, particularly highway motor carriers. Factors such as the nature of the commodity transported, freight rates, distance, transit time, and quality and reliability of service are considered in determining the mode of transportation utilized. The Company's ability to compete in these areas is, to a large extent, dependent upon the performance of its connecting rail carriers.

         Industries' Reorganization

         Prior to 1986, the Company provided management, leasing and brokerage services for rail transportation equipment. In response to a severe decline in the boxcar leasing business, in March 1984 Industries filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1986, the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed Industries' Reorganization Plan (the "Plan") and Emons Transportation Group became the parent of Industries and MPA.

         Under the Plan, each unsecured creditor received an initial distribution of cash, Common Stock and Senior Preferred Stock for its claim. Since numerous disputed claims remained at the time of consummation of the Plan, an escrow agent, appointed in connection with the Plan, was instructed to distribute additional amounts of cash and securities to holders of allowed claims on a quarterly basis in each quarter that disputed claims are reduced by litigation or settlement. The Bankruptcy Court postponed the distribution of any cash and securities in 1989 until it could determine whether certain other potential unsecured claims should be included in the Bankruptcy proceeding. In July and August 1997, upon approval from the Bankruptcy Court for a partial distribution, the escrow agent distributed 1,434,922 shares of the Company's Common Stock and 589,461 shares of the Company's $.14 Series A Cumulative Convertible Preferred Stock. The escrow agent currently holds 1,400,510 shares of Common Stock and 615,429 shares of Preferred Stock. The escrow agent has the right to vote the shares held by it and has expressed its intention generally to vote such shares proportionally in accordance with the vote cast by unaffiliated stockholders.

Item 2.  Properties

         With respect to material properties owned or leased by the Company, the following table sets forth the location of the property, the approximate square feet of space, miles of railroad track or acreage, and use made of such facilities. All properties are owned by the Company, except as otherwise noted, are in good condition, adequately fulfill the Company's requirements, and are being used to the fullest extent necessary for the Company's operations. The Company's primary lender has a security interest in all of the property owned by the Company.

                              Approximate
                                Square
         Address             Feet of Space                       Use
------------------------   -----------------   -------------------------------------------
96 South George Street               5,900      Executive and administrative offices and
York, PA (1)                                    Pennsylvania administrative offices

Princess Street                     15,000      Locomotive repair facility
York, PA

Queen and Hay Streets               80,000      Rail/truck transfer and 15,000 square foot
York, PA                                        warehouse facility for canned goods,
                                                packaged consumer products, and various
                                                building products

Loucks Mill Road                    50,000      Rail/truck transfer and warehouse facility
York, PA (1)                                    for paper products storage and distribution

Commerce Drive                      26,250      Rail/truck transfer and warehouse facility
Thomasville, PA (1)                             for paper products storage and distribution

East Princess Street                70,000      Rail/truck transfer and storage facility
York, PA

North George Street                 85,000      Agricultural bulk products transfer facility
York, PA

Arch Street                          7,500      Rail/truck transfer facility for aggregates
York, PA                                        and fertilizer

Lewiston Junction Road               4,000      New England administrative offices
Auburn, ME (1)

Lewiston Junction Road             106,700      Locomotive repair facility
Auburn, ME (3)

Island Pond, VT (2)                295,000      Rail/truck transfer, storage and
                                                distribution facility for lumber

(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

                                Acreage or
                               Approximate
        Address                  Distance                           Use
------------------------     -----------------  -------------------------------------------
York, PA to Hanover, PA           26 miles       Mainline railroad trackage plus rail yards
                                                 and related facilities

York, PA to Porters               16 miles       Mainline railroad trackage plus rail yards
Sideling, PA                                     and related facilities

Lincoln Yard                      25 acres       Rail/truck transfer and storage facility for
West Market Street                               bulk food grade products, chemicals and
West York, PA                                    non-food bulk products, and steel,
                                                 aggregates and other products

Portland, ME to                  165 miles       Mainline railroad trackage plus rail yards
Norton, VT                                       and related facilities

Auburn, ME (1)                   4.0 miles       Branch railroad trackage

Lewiston Junction Road            42 acres       Rail intermodal terminal
Auburn, ME (1)

(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

Item 3.  Legal Proceedings

         Emons Transportation Group is not a party to any legal proceedings. However, Emons Industries, a subsidiary of the Company, is currently a defendant in 888 product liability actions. The Company is in the process of cleaning up a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

         As of June 30, 1997, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 888 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 883 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 883 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court on March 23, 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted coverage in any policy year.

         During the period July 1, 1996 through June 30, 1997, 500 new actions were commenced in which Industries was named as a defendant. Of these actions, 365 were commenced in a single filing in the state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable for pain and suffering. During the year ended June 30, 1997, 58 lawsuits were settled or dismissed at no material liability to Industries.

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

         Environmental Liability
         -----------------------

         During fiscal 1994, the Company discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. The Company is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection to remediate the contaminated area. In January 1997, in the next phase of its testing procedures, the Company discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product will range from $100,000 to $200,000. The Company has provided sufficient reserves for the anticipated remediation costs.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE


                                    Part II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Emons Transportation Group's Common Stock is traded in the over-the-counter securities market and is listed on the Nasdaq/Small Cap Market under the symbol "EMON." The table below sets forth, for the periods indicated, the high and low bid for the Common Stock as reported on the Nasdaq/Small Cap Market.


                                         COMMON STOCK PRICE RANGE
                                         ------------------------

     Fiscal Year       Fiscal Quarter      High Bid     Low Bid
     -----------       --------------      --------     -------
        1997               First            $3.1875     $1.5625
                           Second            5.375       2.75
                           Third             3.5625      2.75
                           Fourth            2.75        1.875

        1996               First            $6.50       $1.00
                           Second            2.625       1.625
                           Third             2.00        1.50
                           Fourth            1.9375      1.0625

         At September 12, 1997, the Company had 5,884,200 shares of Common Stock issued and outstanding which were held by approximately 1,976 stockholders of record. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company's Loan and Security Agreement with its primary lender prohibits the payment of cash dividends and certain other distributions without the prior consent of the lender.

         As of September 12, 1997, 1,550,025 shares of $.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding which were held by approximately 894 stockholders of record. The holders of the $.14 Series A Cumulative Convertible Preferred Stock are entitled to a dividend of $.14 per share per annum which is to be paid semi-annually. The Board of Directors voted to omit the regular semi-annual dividend which would have been payable from the period January 2, 1991 through July 1, 1997. Dividends in arrears as of September 12, 1997 aggregated $1,519,025. These shares are traded in the over-the-counter securities market.

Item 6. Selected Financial Data

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                            Selected Financial Data
                    For the Five Years ended June 30, 1997
           (Not Covered by Report of Independent Public Accountants)


------------------------------------------------------------------------------------------------------------------------------------
                                                          1997            1996           1995            1994           1993
------------------------------------------------------------------------------------------------------------------------------------
Operating revenues                                   $ 16,058,252    $ 14,917,077    $ 13,996,608    $ 11,994,286   $ 11,551,839
                                                     ============    ============    ============    ============   ============

Income from operations                               $  1,926,419    $  1,627,339    $  2,073,724    $    811,164   $  1,322,045
                                                     ============    ============    ============    ============   ============

Income (loss) before cumulative effect
  of change in accounting principle                  $    773,793    $    469,501    $    766,077    $   (184,325)  $    135,688

Cumulative effect of change in accounting
  principle for income taxes                                    -               -               -        (750,000)             -
                                                     ------------    ------------    ------------    ------------   ------------
Net income (loss)                                    $    773,793    $    469,501    $    766,077    $   (934,325)  $    135,688
                                                     ============    ============    ============    ============   ============

Earnings (loss) per common share
  and common share equivalent:
    Earnings (loss) before cumulative effect
      of change in accounting principle              $       0.09    $       0.04    $       0.09    $      (0.08)  $      (0.02)

    Cumulative effect of change in
      accounting principle for income taxes                     -               -               -           (0.13)             -
                                                     ------------    ------------    ------------    ------------   ------------
    Net income (loss)                                $       0.09    $       0.04    $       0.09    $      (0.21)  $      (0.02)
                                                     ============    ============    ============    ============   ============

Total assets                                         $ 24,301,875    $ 22,789,914    $ 20,745,575    $ 19,844,423   $ 20,575,690
                                                     ============    ============    ============    ============   ============

Debt                                                 $ 11,864,130    $ 11,086,009    $ 10,862,098    $ 11,047,433   $ 12,439,150
                                                     ============    ============    ============    ============   ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,920,000 and $3,670,000 at June 30, 1997 and 1996, respectively, and up to $2 million available under a revolving working capital facility. On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provides a $7,775,000 seven year term loan and a $2 million revolving working capital facility. The proceeds of the $7,775,000 term loan have been utilized to retire existing bank indebtedness and for refinancing costs. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program. The term loan is payable in increasing annual installments with a balloon payment at the end of the seventh year. The initial term of the working capital facility is two years, and borrowings under this facility are limited based upon the amount of eligible accounts receivable outstanding. Interest on both the term loan and working capital borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from prime to prime plus 0.5% for prime based borrowings, and from the eurodollar rate plus 1.75% to 3% for eurodollar based borrowings, depending upon the Company's financial performance.

         The Company's cash and cash equivalents increased $250,000 for the year ended June 30, 1997. The net increase includes $1,764,000 of cash provided by operations and $778,000 of additional net borrowings, partially offset by $2,311,000 of capital investments.

         The Company generated $1,764,000 of cash from operations for the year ended June 30, 1997 as compared to $2,430,000 for the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $505,000 from $1,845,000 for the year ended June 30, 1996 to $2,350,000 for the current year, primarily as a result of a $412,000 increase in income before income taxes. Cash was reduced by $586,000 for changes in assets and liabilities for the year ended June 30, 1997, largely as a result of a $581,000 reduction in accounts payable and accrued expenses.

         The Company invested $2,311,000 in capital expenditures during the year ended June 30, 1997, including $1,930,000 of investments in railroad track structures (net of $1,367,000 of government grants) in connection with the Company's track rehabilitation program, which is in its final stages of completion, and in connection with the construction of track sidings for new customers. In addition, the Company invested $224,000 in four locomotives for the Pennsylvania rail operations. As of June 30, 1997, the Company has in excess of $500,000 of government grants for track rehabilitation projects and in excess of $300,000 of government funding under no and low interest loan programs available for future track rehabilitation projects. On September 5, 1997, the Company was awarded additional grants totaling $450,000 for its Pennsylvania railroad operations.

         The Company's long-term debt obligations increased $778,000 during fiscal 1997, including $1,117,000 of debt repayments offset by $1,895,000 of additional borrowings. Additional long-term obligations include $225,000 of borrowings to finance the acquisition of four locomotives for the Pennsylvania rail operations, $1,101,000 of borrowings under government funded no and low interest loan track rehabilitation programs, and $551,000 of borrowings to finance a favorable three year railroad liability insurance policy renewal.

         Fiscal 1997 as compared to Fiscal 1996

                             Results of Operations


         The Company generated net income of $774,000 for the year ended June 30, 1997 as compared to net income of $470,000 for the year ended June 30, 1996. Income before income taxes increased $412,000, from $759,000 for fiscal 1996 to $1,171,000 for fiscal 1997. Operating revenues, interest and other non-operating income, and operating expenses increased $1,141,000, $96,000 and $842,000, respectively, over the prior year, while interest expense decreased $16,000 from the prior year. The provision for income taxes increased $107,000 over the prior year.

         Results for the year ended June 30, 1997 include the unfavorable impact of a sales tax assessment from the State of Maine in the amount of $107,000, consisting of an $84,000 charge for sales taxes relating to calendar years 1991 through 1996, and a $23,000 charge for related interest thereon, a portion of which the Company is contesting. Results for the prior year ended June 30, 1996 include the impact of a favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. These items are hereafter referred to as the "state sales and local tax adjustments." In addition, the Company recorded $153,000 of non-operating income in the current year relating to the unanticipated proceeds from a former investment.

         In October 1996, CSX Corporation ("CSX") and Consolidated Rail Corporation ("Conrail") announced plans to merge. In response to the merger announcement, Norfolk Southern Railway ("NS") announced a competing tender offer to acquire Conrail. Subsequently, CSX and NS agreed to divide Conrail, and filed for approval of the transaction with the Surface Transportation Board ("STB") in June 1997. Based upon management's review of publicly available information currently included in the filing regarding the division of Conrail, all of the Company's railroads will continue to maintain their dual connections with Class I railroads. While the impact of the proposed merger on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company does not anticipate any significant negative impact as a result of the merger, and believes that the merger may create additional business as a result of longer Class I single line service on competitive routes, which could result in additional rail business for the Company.

                                    Revenues

         Operating revenues increased $1,141,000, or 7.7%, from $14,917,000 for year ended June 30, 1996 to $16,058,000 for the year ended June 30, 1997. This net increase includes $1,184,000 additional freight and haulage revenues (excluding intermodal freight) and $156,000 additional intermodal freight and handling revenues, partially offset by a $166,000 reduction in logistics revenues and a $33,000 reduction in other operating revenues.

         Freight and haulage revenues increased $1,184,000, or 11.6%, consisting of a 7.2% increase in the number of carloads handled and a 4.2% increase in average revenues per carload. The total traffic handled increased approximately 2,475 carloads from 34,550 for the year ended June 30, 1996 to 37,025 for the current year. The increase includes approximately 1,200 additional carloads on the Pennsylvania rail operations and 1,275 additional carloads on the SLR operations in New England.

         A 725 carload increase in low rated bridge moves accounts for the most significant portion of the 1,200 carload increase in traffic for the Pennsylvania rail operations. The remainder of the increase consists of a number of net increases and decreases in other business, including 325 additional carloads to the Company's largest customer in Pennsylvania, an on-line paper manufacturer, 380 additional mini-train limestone shuttle service carloads, 275 additional carloads to an on-line steel fabrication customer, 175 additional carloads generated by two new on-line customers, 185 additional carloads generated by the Company's logistics operations, and a variety of less significant other increases in business. These increases were partially offset by a reduction of 525 carloads to an on-line warehouse and distribution services customer as the result of the relocation of product to an alternative storage location, a reduction of 360 agricultural carloads as a result of rate increases imposed by a connecting carrier for a period of time earlier in fiscal 1997, and a reduction of 365 coal carloads (four unit coal trains) due to timing of shipments and the use of higher capacity railcars.

         The 1,275 carload increase in business on SLR includes 500 carloads attributable to a new local oil move to an on-line paper manufacturer, 600 additional carloads to an on-line building products distributor as a result of the expansion of its operations, 260 additional carloads to four new customers, three of which are located on-line, and a variety of less significant increases. These increases were partially offset by a decrease of 375 paper-related carloads as a result of lost business due to competitive routes.

         The 4.2% increase in average revenues per carload is primarily attributable to rate increases on SLR and higher rates on the local oil move on SLR which encompass truck-to-rail transload services that are paid by SLR to an independent contractor. This increase was partially offset by lower average revenues per carload for the Company's Pennsylvania operations due to a higher percentage of low rated bridge traffic.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $166,000, or 11.8%, for the year ended June 30, 1997 as compared to the prior year. The number of railcars handled increased approximately 250 cars, or 15%, and related railcar transfer and value added revenues increased $106,000, or 16%. This increase was offset by a decrease in low margin truck brokering and storage revenues of $115,000 and $157,000, respectively. Bulk transfer and value added revenues increased $229,000 as a result of the expansion of one feed broker's operations and the assumption of transfer operations previously performed by another feed broker in March 1997. The increase in bulk transfer and value added revenues was offset by decreases in canned goods, paper, and building products business. Canned goods transfer and related low margin truck brokering revenues decreased over $160,000 from the prior year as the movement of this product continues to shift to alternative modes of transportation. Paper handling and related storage revenues decreased almost $200,000 from the prior year, which included significant transfer and inventory storage revenues for an on-line paper manufacturer as a result of pulp and paper supply conditions that have improved in the current year. Building products transfer and storage revenues decreased $20,000 as a result of the relocation of the Company's primary lumber reload customer's operations to a facility located on one of the Company's Pennsylvania rail lines in March 1997, where it intends to expand into other building products. While this relocation will reduce the Company's logistics business, it will benefit the Company's Pennsylvania rail operations.

         The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $156,000 of freight and intermodal handling revenues in fiscal 1997 as compared to the prior year. Intermodal volume increased approximately 4,300 trailers and containers, or 50%, from 8,600 trailers and containers in the prior year to 12,900 trailers and containers in the current year.

         Other operating revenues decreased $33,000 from the prior year. Easement income, which includes up front fees for a crossing agreement in the amount of $85,000, railcar storage income and third party track work revenues increased over the prior year, but were more than offset by a decrease in demurrage revenues of $222,000.

         Interest income increased $11,000 as a result of higher cash balances on hand for investment, and other non-operating income increased $85,000 from $82,000 for the prior year to $167,000 for the current year. The current year amount includes $153,000 for the unanticipated proceeds from a former investment, while the prior year amount consists of gains on sales of non-essential real estate.

                                    Expenses

         Operating expenses increased $842,000, or 6.3%, from $13,290,000 for the year ended June 30, 1996 to $14,132,000 for the year ended June 30, 1997. The increase consists of $540,000 additional cost of operations and $302,000 additional selling and administrative expenses. Excluding the impact of the state sales and local tax adjustments, operating expenses increased $673,000, or 5%.

         Cost of operations increased $540,000, or 5.1%, from $10,521,000 for the year ended June 30, 1996 to $11,061,000 for the current year. Excluding the impact of the state sales and local tax adjustments, cost of operations increased $456,000, or 4.3%. This increase includes $576,000 additional railroad operating expenses, $90,000 additional intermodal operating expenses, and additional provisions under profit sharing and incentive compensation arrangements. These increases were partially offset by a $279,000 reduction in logistics operating expenses.

         The increase in railroad operating expenses of $576,000 is primarily attributable to a $602,000 increase in transportation expenses and, to a lesser extent, additional locomotive maintenance expenses, partially offset by a reduction in maintenance of way expenses. The increase in transportation expenses includes additional operating costs associated with the 7.2% increase in traffic handled. The new local oil move on SLR accounted for approximately $300,000 of the increase, including $241,000 of fees for truck-to-rail transload costs paid to an independent contractor. Locomotive fuel and lubricant costs increased $179,000 as a result of substantial price increases during the current year, which have recently been reduced to more normal levels. The increase in locomotive maintenance expenses is attributable to a higher level of locomotive repairs required in the current year for both the Pennsylvania and New England operations as compared to the prior year. Maintenance of way expenses decreased over $200,000 as a result of more favorable weather conditions in the current year as compared to the prior year, which also had a less significant favorable impact on transportation operating costs in the current year. The unusually heavy snowfall and cold temperatures in both the Mid-Atlantic and Northeast regions of the United States in the prior year had an unfavorable impact on all three of the Company's railroads. Additional labor costs, fuel usage and other operating expenses were required in order to keep the tracks clear and train operations running. SLR also incurred additional maintenance of way costs in the prior year to repair a washed out section of track after a flood in November 1995, and to clear a fire lane as a result of summer drought conditions.

         The $279,000 decrease in logistics operating expenses is primarily attributable to an $80,000 reduction in brokered freight expenses as a result of the decrease in canned goods business which utilizes these services, and a $48,000 reduction in warehouse rental expenses in conjunction with the decrease in paper storage requirements in the current year. In addition, the Company's logistics operations incurred approximately $40,000 of costs in the prior year in connection with the relocation of a portion of its warehousing operations. These decreases were partially offset by additional operating costs in connection with the 15% increase in railcars handled.

         Rail intermodal operating expenses increased $90,000 due to additional fees paid to the terminal's independent operator as a result of the 50% volume increase over the prior year and additional security costs.

         Selling and administrative expenses increased $302,000, or 10.9%, from $2,769,000 for the year ended June 30, 1996 to $3,071,000 for the year ended June 30, 1997. Excluding the impact of the state sales and local tax adjustments, selling and administrative expenses increased $217,000, or 7.6%. This net increase consists of additional professional fees and other expenses incurred to pursue potential business opportunities, normal wage and other cost increases, and additional provisions under profit sharing and incentive compensation arrangements.

         Interest expense decreased $16,000 for the year ended June 30, 1997 as compared to the prior year. Interest expense decreased $71,000 excluding the impact of the state sales and local tax adjustments, despite an increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year.

         The provision for income taxes increased $107,000, from $290,000 for the year ended June 30, 1996 to $397,000 for the current year, while the effective tax rate decreased from 38% for fiscal 1996 to 34% for fiscal 1997. The increase in income tax expense is primarily the result of a $412,000 increase in income before income taxes, while the decrease in the effective tax rate is attributable to the mix of state taxable income and deferred tax requirements.

         The Company currently utilizes computer software in the management of its operations and in accounting for its operating results that could be affected by the date change in the year 2000. All critical software utilized by the Company has been purchased from and is supported by third party vendors. The Company has investigated the potential impact of the year 2000, and has determined that all critical software either is year 2000 compliant, is in the process of being modified by third party vendors to accommodate the year 2000, or is replaceable by alternative software options available at a reasonable cost.


         Fiscal 1996 as compared to Fiscal 1995

                             Results of Operations

         The Company generated net income of $470,000 for the year ended June 30, 1996 as compared to net income of $766,000 for the year ended June 30, 1995. Income before income taxes decreased $315,000 from $1,074,000 for fiscal 1995 to $759,000 for fiscal 1996. The net decrease includes a $1,367,000 increase in operating expenses, partially offset by $920,000 additional operating revenues, $80,000 additional non-operating income, and a $39,000 decrease in interest expense. Operating results for the year ended June 30, 1996 include the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. Operating results for the year ended June 30, 1995 included two significant transactions. First, the Company recorded a $223,000 favorable retroactive pricing adjustment for SLR negotiated with CN for the period July 1, 1992 through September 30, 1994, $158,000 of which was attributable to periods prior to fiscal 1995. Second, the Company provided $84,000 for expenses associated with the relocation of SLR personnel and SLR's administrative offices located in Berlin, New Hampshire, to Auburn, Maine. The provision for income taxes decreased $18,000 from fiscal 1995 to fiscal 1996.

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

         Freight and haulage revenues increased $343,000, or 3.5%, consisting of a 5% increase in the number of carloads handled offset by a 1.3% decrease in average revenues per carload. The total number of carloads handled increased approximately 1,650 carloads from 32,900 for the year ended June 30, 1995 to 34,550 for the year ended June 30, 1996. The net increase includes approximately 800 additional carloads generated by the Company's logistics operations, 600 additional coal carloads (six unit coal trains), 550 additional carloads to a warehouse customer, 450 additional agricultural carloads, and 400 additional bridge carloads all in York, Pennsylvania, and approximately 700 additional paper related carloads on SLR. The significant increase in business on SLR for fiscal 1996 is attributable to a strike on CN which occurred in fiscal 1995, as well as the favorable impact of sales and marketing efforts despite unfavorable market conditions in the paper industry in the second half of fiscal 1996. These increases were partially offset by over 850 fewer carloads to a paper manufacturer in York, Pennsylvania, as a result of pulp and paper market conditions, 300 fewer mini-train limestone shuttle carloads in York, Pennsylvania, and a variety of other less significant decreases. The 1.3% decrease in average revenues per carload is attributable to the mix of business which includes a greater percentage of lower rated bridge carloads and reduced pricing on incremental SLR paper carloads in order to attract this business.

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

         Total logistics revenues generated by the Company's operations in York, Pennsylvania, increased $268,000, or 23.6%, in fiscal 1996 over the prior year. This increase includes in excess of a 30% increase in the number of railcars handled and an additional $247,000 of storage revenues as a result of the expansion of warehousing services. These increases were partially offset by $140,000 less truck brokerage revenues and $60,000 less canned goods transfer services due to a reduction in cross dock transfer business. In addition, the Company's logistics operations accounted for approximately $530,000 of freight and haulage revenues for the railroad operations in York, Pennsylvania, during fiscal 1996 as compared to $365,000 in fiscal 1995.

         The $13,000 net decrease in other operating revenues from fiscal 1995 to fiscal 1996 includes an $82,000 increase in demurrage revenues and a $68,000 increase in car hire revenues generated under railcar leasing arrangements, offset by the $158,000 SLR pricing adjustment recorded in fiscal 1995.

         Non-operating income increased $80,000 over fiscal 1995 due to net gains on the sale of non-essential real estate, including miscellaneous parcels of land and a railroad station in Berlin, New Hampshire.

                                   Expenses

         Operating expenses increased $1,367,000, or 11.5%, from $11,923,000 for the year ended June 30, 1995 to $13,290,000 for the year ended June 30, 1996. The net increase consists of $1,226,000 additional cost of operations and $141,000 additional selling and administrative expenses.

         Cost of operations increased $1,226,000, or 13%, from $9,295,000 for the year ended June 30, 1995 to $10,521,000 for the year ended June 30, 1996. The net increase includes $821,000 additional railroad operating expenses, $226,000 additional logistics operating expenses, and $179,000 additional intermodal operating expenses.

         The increase in railroad operating expenses includes additional transportation costs to operate the dedicated intermodal train on SLR for a full year in fiscal 1996 as compared to approximately nine months in the prior year, additional costs to operate six additional unit coal trains on the railroad operations in York, Pennsylvania, in fiscal 1996, and additional costs to handle the remainder of the increase in carload volume. Maintenance of way expenses also increased over fiscal 1995, including additional costs incurred by SLR to repair the washout of a section of track resulting from a heavy downpour in November 1995, and costs incurred to clear a fire lane in Maine. Maintenance of way and transportation expenses, and to a lesser extent, locomotive maintenance expenses, were also unfavorably impacted on all three of the Company's railroad operations by the early snowfall and cold weather in the Mid-Atlantic and Northeast regions during November and December 1995 as compared to the prior year, and more significantly, by the continued impact of unfavorable winter weather conditions in these regions during the third quarter of fiscal 1996 as compared to mild winter weather conditions in the third quarter of the prior year. The unusually heavy snowfall and cold temperatures required additional labor costs, fuel usage and other operating expenses in order to keep the railroad tracks clear and train operations running. In addition, expenses in the third quarter of fiscal 1995 were lower as a result of efforts to reduce expenses on SLR in anticipation of and during the CN labor strike which took place in March 1995.

         The increases in logistics and rail intermodal operating expenses are attributable to the corresponding increases in the level of business in each of these operations, including a full twelve months of intermodal operations in fiscal 1996 as compared to approximately nine months of operations in fiscal 1995. The increase in logistics operating expenses were partially offset by a $129,000 reduction in brokered freight expense due to a reduction in cross dock transfer business.

         Selling and administrative expenses increased $141,000, or 5.4%, from $2,628,000 for the year ended June 30, 1995 to $2,769,000 for the year ended June 30, 1996. The net increase includes approximately $192,000 additional wages and benefits as a result of wage adjustments effective January 1, 1996 and staff additions to accommodate increased business levels, $93,000 additional intermodal sales and administrative expenses as a result of twelve months of operations in fiscal 1996 versus nine months of operations in fiscal 1995, and $100,000 additional professional fees and travel expenses to pursue potential business opportunities. These increases were partially offset by the favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $85,000 pertaining to fiscal years 1988 through 1995, which was recorded as a reduction of expense in fiscal 1996, and a net decrease in a variety of other expense categories.

         Interest expense decreased $39,000 in fiscal 1996 as compared to the prior year due to a $32,000 reduction of interest expense recorded in fiscal 1996 as a result of the favorable settlement of disputed local business taxes to the City of York, Pennsylvania pertaining to fiscal years 1988 through 1995.

         The provision for income taxes decreased $18,000 from $308,000 for the year ended June 30, 1995 to $290,000 for the year ended June 30, 1996 as a result of a reduction in pre-tax income. The effective tax rate increased from 29% in fiscal 1995 to 38% in fiscal 1996 due to deferred tax liabilities associated with depreciation of the Company's railroad track structures and the significant amount of capital trackwork performed in fiscal 1996, partially offset by limited tax assets recognized for net operating loss carryforwards in fiscal 1996.


Item 8.  Financial Statements and Supplementary Data

         Financial Statements and the notes and schedules thereto are listed under Item 14 hereof.


Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

                                    Part III

         Items 10 through 12 have been omitted. A definitive proxy statement will be filed by the Company not later than 120 days after the close of its fiscal year which is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions

         NONE

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



The Board of Directors
Emons Transportation Group, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Emons Transportation Group, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated September 5, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules referred to in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP


Lancaster, PA
 September 5, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Emons Transportation Group, Inc.:


We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


Lancaster, PA
 September 5, 1997

                                    Part IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (Index to Financial Statements and Schedules)

                                                                                       Page
                                                                                       ----
(a) (1)  Financial Statements of Emons Transportation Group, Inc. and
          Subsidiaries:

          Consolidated Balance Sheets as of June 30, 1997 and 1996                      22

          Consolidated Statements of Operations for the years ended
            June 30, 1997, 1996 and 1995                                                23

          Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 1997, 1996 and 1995                                    24

          Consolidated Statements of Cash Flows for the years
            ended June 30, 1997, 1996 and 1995                                          25

          Notes to Consolidated Financial Statements                                    26

    (2)  Schedules Applicable to Consolidated Financial Statements:

     Schedule III - Financial Statements of Emons Transportation Group, Inc.
                      (Parent Company Only)

         Balance Sheets as of June 30, 1997 and 1996                                    37

         Statements of Operations for the years ended June 30, 1997, 1996 and 1995      38

         Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995      39

    All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.

(b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

(c) A list of exhibits can be found on page 41 hereof.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                         as of June 30, 1997 and 1996

-------------------------------------------------------------------------------------------------
                                                                         1997            1996
-------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                       $  1,515,188     $  1,265,373
    Accounts receivable, less allowance of
      $102,898 in 1997 and $76,899 in 1996                             2,405,304        2,404,730
    Materials and supplies                                                87,154          204,656
    Prepaid expenses                                                     338,512          339,523
    Deferred income taxes (Note 5)                                        70,000           79,000
                                                                    ------------     ------------
      Total current assets                                             4,416,158        4,293,282
                                                                    ------------     ------------

  Property, plant and equipment, net (Note 1)                         19,392,709       18,252,452

  Deferred expenses and other assets                                     493,008          244,180
                                                                    ------------     ------------

TOTAL ASSETS                                                        $ 24,301,875     $ 22,789,914
                                                                    ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term debt                               $    887,791     $    967,837
    Accounts payable                                                   1,045,742        1,806,969
    Accrued payroll and related expenses                                 995,880          876,472
    Income taxes payable                                                  81,569           84,108
    Other accrued expenses                                             1,267,343        1,203,876
                                                                    ------------     ------------
      Total current liabilities                                        4,278,325        4,939,262
                                                                    ------------     ------------

  Long-term debt (Note 2)                                             10,976,339       10,118,172
  Other liabilities                                                      814,040          600,861
  Deferred income taxes (Note 5)                                       1,794,000        1,513,000
                                                                    ------------     ------------
      Total Liabilities                                               17,862,704       17,171,295
                                                                    ------------     ------------

  Commitments and contingencies (Notes 3 and 8)                                -                -

  Stockholders' Equity:
    Preferred stock, authorized 3,000,000 shares
      $0.14 Series A Cumulative Convertible Preferred Stock,
      $0.01 par value, issued and outstanding 1,650,857 and
      1,680,230 shares at June 30, 1997 and 1996, respectively
      (redeemable at Company's option, involuntary liquidation
      value of $2.00 per share) (Note 4)                                  16,509           16,802

    Common stock, $0.01 par value, authorized 15,000,000 and
      11,000,000 shares at June 30, 1997 and 1996, respectively, issued and outstanding 5,800,624 and 5,703,689 shares
      at June 30, 1997 and 1996, respectively                             58,006           57,037

    Additional paid-in capital                                        23,503,442       23,281,993
    Deficit                                                          (16,789,121)     (17,562,914)
                                                                    ------------     ------------
                                                                       6,788,836        5,792,918
    Unearned compensation - restricted stock awards                     (349,665)        (174,299)
                                                                    ------------     ------------
      Total Stockholders' Equity                                       6,439,171        5,618,619
                                                                    ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 24,301,875     $ 22,789,914
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended June 30, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------
                                                  1997              1996             1995
-----------------------------------------------------------------------------------------------
Operating revenues                           $  16,058,252     $  14,917,077     $  13,996,608

Operating expenses:
     Cost of operations                         11,061,247        10,521,232         9,295,039
     Selling and administrative                  3,070,586         2,768,506         2,627,845
                                            ---------------   ---------------   ---------------
         Total operating expenses               14,131,833        13,289,738        11,922,884
                                            ---------------   ---------------   ---------------

Income from operations                           1,926,419         1,627,339         2,073,724

Other income (expense):
     Interest income                                86,080            74,827            62,123
     Interest expense                           (1,008,945)       (1,025,175)       (1,063,939)
     Other, net                                    167,239            82,010             2,469
                                            ---------------   ---------------   ---------------
         Total other income (expense)             (755,626)         (868,338)         (999,347)
                                            ---------------   ---------------   ---------------

Income before income taxes                       1,170,793           759,001         1,074,377

Provision for income taxes (Note 5)                397,000           289,500           308,300
                                            ---------------   ---------------   ---------------

Net income                                         773,793           469,501           766,077

Preferred dividend requirements (Note 7)           233,135           237,757           241,773
                                            ---------------   ---------------   ---------------

Income applicable to common shareholders     $     540,658     $     231,744     $     524,304
                                            ===============   ===============   ===============

Average common shares and common
    share equivalents (Note 1)                   6,281,225         6,072,221         5,805,373
                                            ===============   ===============   ===============

Earnings per common share and
    common share equivalent (Note 1)         $        0.09     $        0.04     $        0.09
                                            ===============   ===============   ===============

      See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                for the years ended June 30, 1997, 1996 and 1995


-------------------------------------------------------------------------------------------------------------------------------
                                            Cumulative
                                            Convertible
                                           Preferred Stock              Common Stock             Additional        Retained
                                      --------------------------   ------------------------        Paid-in         Earnings
                                         Shares        Amount        Shares        Amount          Capital         (Deficit)
-------------------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1994               1,727,006      $ 17,270      5,690,093     $ 56,901      $ 23,295,036    $ (18,798,492)

 Conversion of preferred stock                (56)            -             50            -                 -                -

 Stock issued under restricted
     stock plan                                 -             -         17,000          170            17,893                -

 Cancellation of restricted
     stock issued                               -             -        (37,500)        (375)          (23,063)               -

 Amortization of unearned
     compensation                               -             -              -            -                 -                -

 Net income                                     -             -              -            -                 -          766,077
                                      ------------  ------------  ------------- ------------   ---------------  ---------------
 Balance at June 30, 1995               1,726,950        17,270      5,669,643       56,696        23,289,866      (18,032,415)

 Conversion of preferred stock            (46,720)         (468)        42,046          421                47                -

 Cancellation of restricted
     stock issued                               -             -         (8,000)         (80)           (7,920)               -

 Amortization of unearned
     compensation                               -             -              -            -                 -                -

 Net income                                     -             -              -            -                 -          469,501
                                      ------------  ------------  ------------- ------------   ---------------  ---------------
 Balance at June 30, 1996               1,680,230        16,802      5,703,689       57,037        23,281,993      (17,562,914)

 Conversion of preferred stock            (29,373)         (293)        26,435          264                29                -

 Shares issued pursuant to
     1986 Stock Option Plan                     -             -          4,000           40             4,085                -

 Stock issued under restricted
     stock plan                                 -             -         69,000          690           219,185                -

 Cancellation of restricted
     stock issued                               -             -         (2,500)         (25)           (1,850)               -

 Amortization of unearned
     compensation                               -             -              -            -                 -                -

 Net income                                     -             -              -            -                 -          773,793
                                      ------------  ------------  ------------- ------------   ---------------  ---------------
 Balance at June 30, 1997               1,650,857      $ 16,509      5,800,624     $ 58,006      $ 23,503,442    $ (16,789,121)
                                      ============  ============  ============= ============   ===============  ===============


---------------------------------------------------------------------------
                                            Unearned
                                          Compensation
                                           Restricted      Stockholders'
                                          Stock Awards        Equity
---------------------------------------------------------------------------
 Balance at June 30, 1994                 $ (251,389)      $ 4,319,326

 Conversion of preferred stock                     -                 -

 Stock issued under restricted
     stock plan                              (18,063)                -

 Cancellation of restricted
     stock issued                             23,438                 -

 Amortization of unearned
     compensation                             30,913            30,913

 Net income                                        -           766,077
                                       --------------    --------------
 Balance at June 30, 1995                   (215,101)        5,116,316

 Conversion of preferred stock                     -                 -

 Cancellation of restricted
     stock issued                              8,000                 -

 Amortization of unearned
     compensation                             32,802            32,802

 Net income                                        -           469,501
                                       --------------    --------------
 Balance at June 30, 1996                   (174,299)        5,618,619

 Conversion of preferred stock                     -                 -

 Shares issued pursuant to
     1986 Stock Option Plan                        -             4,125

 Stock issued under restricted
     stock plan                             (219,875)                -

 Cancellation of restricted
     stock issued                              1,875                 -

 Amortization of unearned
     compensation                             42,634            42,634

 Net income                                        -           773,793
                                       --------------    --------------
 Balance at June 30, 1997                 $ (349,665)      $ 6,439,171
                                       ==============    ==============


See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 1997, 1996 and 1995

--------------------------------------------------------------------------------------------------------
                                                              1997             1996             1995
--------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
 Net income                                              $    773,793     $    469,501     $    766,077
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                           1,170,720        1,136,301        1,022,467
     Amortization                                             130,146          127,201          120,078
     Gain on sale of assets                                   (14,273)         (82,010)          (3,638)
     Increase in deferred income taxes                        290,000          194,000          203,000
     Changes in assets and liabilities:
      Accounts receivable, materials and
       supplies and prepaid expenses                          117,939         (533,407)        (265,712)
      Accounts payable and accrued expenses                  (580,891)       1,095,986          (79,675)
      Other assets and liabilities, net                      (123,161)          22,827          134,067
                                                        --------------   --------------   --------------
Net cash provided by operating activities                   1,764,273        2,430,399        1,896,664
                                                        --------------   --------------   --------------
Cash flow from investing activities:
 Proceeds from sale of assets                                  14,273          179,586            9,762
 Additions to property, plant and equipment                (2,310,977)      (2,801,382)      (2,053,395)
                                                        --------------   --------------   --------------
Net cash used in investing activities                      (2,296,704)      (2,621,796)      (2,043,633)
                                                        --------------   --------------   --------------
Cash flow from financing activities:
 Proceeds from issuance of long-term debt                   1,894,853        1,025,775          472,647
 Reduction in long-term debt                               (1,116,732)        (801,864)        (657,982)
 Proceeds from issuance of common stock                         4,125                -                -
                                                        --------------   --------------   --------------
Net cash provided by (used in) financing activities           782,246          223,911         (185,335)
                                                        --------------   --------------   --------------

Net increase (decrease) in cash and cash equivalents          249,815           32,514         (332,304)

Cash and cash equivalents at beginning of year              1,265,373        1,232,859        1,565,163
                                                        --------------   --------------   --------------

Cash and cash equivalents at end of year                 $  1,515,188     $  1,265,373     $  1,232,859
                                                        ==============   ==============   ==============

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended June 30, 1997, 1996 and 1995


Note 1.  The Company and Summary of Significant Accounting Policies

         a.  The Company and Operations
             --------------------------

         Emons Transportation Group, Inc. ("Emons Transportation Group") is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. Emons Transportation Group and its subsidiaries (collectively the "Company") own and operate two short line railroads and rail/truck transload and warehouse facilities in South-Central Pennsylvania, and a short line railroad and a rail intermodal operation in New England, which provide customers with logistics services for the movement and storage of freight.

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

         d.  Cash and Cash Equivalents
             -------------------------

         Cash and cash equivalents include cash on hand and highly liquid short-term investments, including bank repurchase agreements and money market funds, with a maturity of three months or less. Short-term instruments are carried at cost which approximates market value.

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

         Property, plant and equipment at June 30, 1997 and 1996 consists of the following:

                                                       1997           1996
                                                      ------         ------
            Land and railroad track structures    $ 22,347,581   $ 20,418,033
            Equipment                                4,473,853      4,116,825
            Buildings                                2,160,155      2,147,450
            Other                                       60,560         60,560
                                                 -------------  -------------
                                                    29,042,149     26,742,868
            Less accumulated depreciation            9,649,440      8,490,416
                                                 -------------  -------------
                                                  $ 19,392,709   $ 18,252,452
                                                 =============  =============

         g.  Deferred Expenses
             -----------------

         Deferred expenses consist of deferred financing costs, deferred costs incurred in connection with operating contracts, and deferred costs incurred in connection with the design and lease of the Company's rail intermodal terminal. Deferred financing costs are amortized over the terms of the related agreements, deferred costs incurred in connection with operating contracts are amortized over the terms of the related contracts, and deferred costs associated with the design and lease of the Company's rail intermodal terminal are amortized over a five year period, in each case using the straight-line method of amortization.

         h.  Earnings Per Common Share
             -------------------------

         Earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the years ended June 30, 1997, 1996 and 1995 does not include shares of convertible preferred stock, because the effect of such inclusion would be anti-dilutive.

         Fully diluted earnings per common share amounts are not presented because the effect on earnings per share is not material or is anti-dilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings per Share." SFAS No. 128 supersedes APB Opinion No. 15 to conform earnings per share with international standards, as well as to simplify the complexity of the computation under APB Opinion No. 15. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. Earlier application of this statement is not permitted. As a result, earnings per share information for the fiscal years ended June 30, 1997, 1996 and 1995 is presented under APB Opinion No. 15. The impact of SFAS No. 128 for these periods is not material.

         i.  Stock-Based Compensation
             ------------------------

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, accounting for stock based compensation awards on the basis of fair value at the date the awards are granted. Under the fair value based method of accounting, the fair value of awards is included as expense in the statement of operations. Companies that do not recognize compensation based upon fair value can continue to account for awards under APB Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose on a pro forma basis what net income and earnings per share would have been under the fair value method. The Company has adopted the disclosure requirements of SFAS No. 123 only and, accordingly, there has been no impact on the consolidated financial statements other than the pro forma disclosures provided in Note 9, "Stock-Based Compensation and Warrants."

Note 2.  Long-Term Debt

         Long-term debt at June 30, 1997 and 1996 consists of the following:

                                                                  1997            1996
                                                                --------        --------
SLR Revolver Commitment, interest at prime                   $  3,500,000     $ 3,700,000
SLR Term Note, interest at 11%                                  3,756,744       4,261,811
SLR Promissory Note, interest at 8.5%                           1,500,000       1,500,000
SLR Deferred Interest Note, interest at prime                      97,768         137,599
SLR 1994 Track Rehabilitation Assistance Loan
   from the State of Maine, non-interest bearing                  603,710         646,832
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of Maine, non-interest bearing                  102,274           4,302
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of New Hampshire, interest at 4.95%           1,170,715         190,944
YKR Senior Secured Term Loan, interest at 8.94%                   164,005         193,335
YKR Senior Secured Term Loan, interest at prime plus 2%           225,000               -
YKR Seller Land Financing, interest at 10%                        113,333         170,000
Railroad Liability Insurance Financing, interest at 8.16%         485,091               -
Equipment Loans, interest ranging from 9.5% to 12%                145,490         281,186
                                                            -------------   -------------
                                                               11,864,130      11,086,009
Less current portion                                              887,791         967,837
                                                            -------------   -------------
                                                             $ 10,976,339    $ 10,118,172
                                                            =============   =============

The prime rate as of June 30, 1997 was 8.5%.

         On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Agreement") with a new lender which provides a $7,775,000 seven year term loan and a $2 million working capital facility. The $7,775,000 proceeds from the term loan were utilized to retire the SLR Revolver Commitment, the SLR Term Note, the two outstanding YKR Senior Secured Term Loans, and to pay a portion of the refinancing costs. The term loan is payable in increasing quarterly installments with a final balloon payment at the end of the seventh year. The initial term of the working capital facility is two years, and borrowings under this facility are limited based upon the balance of eligible accounts receivable outstanding, as defined in the Agreement. Interest on both the term loan and working capital borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from prime to prime plus 0.5% for prime based borrowings, and from the eurodollar rate plus 1.75% to 3% for eurodollar based borrowings, depending upon the Company's financial performance. The non-use fee on the working capital facility ranges from 0.25% to 0.5%, also based upon the Company's financial performance. The term loan and working capital facility borrowings are secured by all of the assets of the Company, and the Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures and lease commitments, and dividends. The Agreement also requires that the Company enter into an interest rate contract by September 30, 1997, including an interest rate cap or similar interest expense hedging arrangement, with respect to a notional principal amount of at least one-half of the available term loan balance.

         The SLR $1,500,000 Promissory Note is subordinated to the $7,775,000 term loan and $2 million working capital facility. In conjunction with the aforementioned refinancing transaction, the Company renegotiated the terms of SLR's Operating and Marketing Agreement with its primary connecting carrier, the Canadian National Railway, including the terms of the $1,500,000 Promissory Note. In accordance with the revised agreements, the $1,500,000 Promissory Note will be amortized over a seven year period commencing October 1, 1997 at an interest rate of 8.5%, without any principal or interest payment requirements, provided the Company continues to own and operate SLR. The SLR Deferred Interest Note is payable in monthly installments of $3,621, plus interest at prime, until paid in full.

        In fiscal 1994, the State of Maine awarded SLR a $646,832 non-interest bearing term loan in connection with the State's track rehabilitation assistance program. The term loan is payable in thirty semi-annual installments of $21,561 commencing December 31, 1996. In September 1995, the State of Maine awarded SLR an additional $463,158 non-interest bearing term loan under the State's track rehabilitation assistance program, $102,274 of which had been drawn as of June 30, 1997. This term loan is payable in 20 semi-annual installments of $23,158 commencing June 30, 1997. In fiscal 1995, the State of New Hampshire awarded SLR a $1,150,000, 4.95% track rehabilitation assistance term loan, $1,130,298 of which had been drawn as of June 30, 1997 for track work completed under this program. This term loan, plus accrued interest through completion of the project, is payable in quarterly installments of approximately $23,000 over a twenty year period commencing March 1, 1998.

        The YKR seller land financing is payable in three equal annual installments through August 1998. In February 1997, the Company purchased a three year railroad liability insurance policy which was financed over a 30 month period with monthly payments of $20,419. The Equipment Loans are payable in various amounts ranging up to $2,357 per month, including interest, and mature at various dates through November 2000.

        Maturities of debt over the next five years are as follows:

                                                     Amount
                                                     ------
                       Fiscal Year                    Due
                       -----------                    ---
                          1998                    $    887,791
                          1999                       1,280,591
                          2000                       1,170,276
                          2001                       1,098,241
                          2002                       1,360,527

        For the fiscal years ended June 30, 1997, 1996 and 1995, the Company made interest payments of $1,013,733, $1,044,323 and $1,063,779, respectively.


Note 3. Lease Commitments

        The Company leases land, rail facilities, its rail intermodal terminal, locomotives and other equipment, automobiles and office space under non-cancelable operating lease arrangements. The Company leases its rail intermodal terminal from the City of Auburn, Maine under a lease agreement which includes an initial term of 20 years, three optional 10 year renewal periods, and a purchase option in year 50. As of June 30, 1997, future minimum lease commitments under non-cancelable operating leases are as follows:

                       Fiscal Year
                       -----------
                          1998                    $    698,520
                          1999                         579,718
                          2000                         427,335
                          2001                         388,163
                          2002                         330,277
                          2003 and thereafter        2,716,330
                                                 -------------
                                                  $  5,140,343
                                                 =============

        Rent expense totaled $1,190,601, $1,116,477 and $722,253 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.


Note 4. Preferred Stock

        As of June 30, 1997, a total of 1,650,857 shares of $.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding. The principal terms of the Preferred Stock are as follows:

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


Note 5. Income Taxes

        The provision for income taxes for the years ended June 30, 1997, 1996 and 1995 is comprised of the following:

                                   1997           1996           1995
                                   ----           ----           ----
            Current:
             Federal            $   17,000     $    7,000     $   25,000
             State                  90,000         88,500         80,300
                               ------------   ------------   ------------
            Total current          107,000         95,500        105,300

            Deferred:
             Federal               232,000        122,000        205,000
             State                  58,000         72,000         (2,000)
                               ------------   ------------   ------------
            Total deferred         290,000        194,000        203,000

            Total               $  397,000     $  289,500     $  308,300
                               ============   ============   ============

        The Company utilized approximately $1,800,000 of federal and $750,000 of state net operating loss carryforwards in computing the fiscal 1997 provision for income taxes.

    Deferred tax assets and liabilities are comprised of the following at June 30, 1997 and 1996:

                                                         1997               1996
                                                         ----               ----
Deferred tax assets:
   Accrued expenses                                $     712,000      $     566,000
   Net operating loss carryforwards                   21,345,000         22,130,000
                                                   -------------      -------------
                                                      22,057,000         22,696,000
   Valuation allowance                               (21,539,000)       (21,778,000)
                                                   -------------      -------------
                                                         518,000            918,000
                                                   -------------      -------------
Deferred tax liabilities:
   Property, plant and equipment                       2,242,000          2,352,000
                                                   -------------      -------------

Net deferred tax liability                         $   1,724,000      $   1,434,000
                                                   =============      =============

       The valuation allowance has been provided to reduce the deferred tax asset, which relates principally to the significant net operating loss carryforwards, to the estimated recoverable amount based upon the estimated utilization of the net operating loss carryforwards.

       At June 30, 1997, the Company had approximately $50,000,000 of net operating loss ("NOL") carryforwards available, which expire in various years from fiscal 1998 through fiscal 2008, a significant portion of which expire in fiscal 2002.

       Due to the interaction between the Company's large net operating loss carryforwards and significant deferred taxes resulting from the book versus tax depreciation of the Company's railroad track structures, an effective tax rate reconciliation for the years ended June 30, 1997, 1996 and 1995 would not be meaningful.

       During fiscal 1997, 1996 and 1995, the Company made income tax payments of $85,940, $99,965 and $182,172, respectively.


Note 6.  Customer Concentrations

       The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, many of whom are involved in the pulp and paper industry.

       During fiscal 1997, the Company's two largest customers accounted for 10% and 9% of the Company's operating revenues. These two customers accounted for 10% and 12% of fiscal 1996 revenues, respectively, and each accounted for 10% of fiscal 1995 revenues. The Company collects the majority of its revenues from its Class I connecting carriers to whom the Company regularly grants credit.
The Company considers its credit risk with these carriers to be minimal.


Note 7.  Dividends

       On November 20, 1996, and June 19, 1997, the Board of Directors voted to omit the regular semi-annual dividend of $.07 per share on its $.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1997 and July 1, 1997, respectively. Dividends in arrears as of June 30, 1997 aggregated $1,617,840 as compared to $1,411,393 for the prior year.

Note 8.  Contingent Liabilities

       Emons Transportation Group is not a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of Emons Transportation Group, is currently a defendant in 888 product liability actions. The Company is in the process of cleaning up a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

       As of June 30, 1997, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 888 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 883 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. In one action, Industries is allegedly identified as the sole defendant. These actions are currently in various stages of litigation.

       Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 883 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court on March 23, 1995, has not yet been signed.

       Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted coverage in any policy year.

       During the period July 1, 1996 through June 30, 1997, 500 new actions were commenced in which Industries was named as a defendant. Of these actions, 365 were commenced in a single filing in the state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable for pain and suffering. During the year ended June 30, 1997, 58 lawsuits were settled or dismissed at no material liability to Industries.

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

       Environmental Liability
       -----------------------

       During fiscal 1994, the Company discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. The Company is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection to remediate the contaminated area. In January 1997, in the next phase of its testing procedures, the Company discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product will range from $100,000 to $200,000. The Company has provided sufficient reserves for the anticipated remediation costs.


Note 9.  Stock-Based Compensation and Warrants

       a.  Stock Option Plans
           ------------------

       In November 1996, the Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "Plan"), which replaced the Company's expiring 1986 Stock Option Plan. The terms of the new Plan are substantially the same as the terms of the 1986 Stock Option Plan. The Plan provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock to key employees. Under the Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. During fiscal 1997, the Company issued options to purchase 183,000 shares of the Company's Common Stock under the Plan at prices ranging from $2.5625 to $3.25, which vest over a five year period. As of June 30, 1997, 317,000 options were available for issuance under the Plan.

       Separate from the above plans, the Company has granted stock options to its non-employee directors on various dates from fiscal 1988 through fiscal 1997 to purchase shares of the Company's Common Stock at exercise prices equal to the fair market value of the stock on the date of grant. The vesting period for these options ranges from three to four years, and these options expire ten years from the date of grant.

       A summary of stock option activity under the stock option plans described above is as follows:


                                                         Option Price per Share
                                    Stock                ----------------------
                                   Options           Range          Weighted Average
                                   -------           -----          ----------------
   Balance at June 30, 1994         605,000     $ 0.81  - $ 2.56        $ 1.01
      Options granted               525,000           1.06                1.06
      Options forfeited            (415,000)      0.84  -   2.50          1.02
                                 ----------
   Balance at June 30, 1995         715,000       0.81  -   2.56          1.05
      Options granted                60,000       1.25  -   2.44          1.69
      Options forfeited             (32,500)      0.91  -   2.56          1.51
                                 ----------
   Balance at June 30, 1996         742,500       0.81  -   2.44          1.08
      Options granted               220,500       2.28  -   3.25          3.16
      Options exercised              (4,000)      1.00  -   1.06          1.03
      Options forfeited             (36,000)      0.91  -   1.06          1.01
                                 ----------
   Balance at June 30, 1997         923,000       0.81  -   3.25          1.58
                                 ==========

                                             June 30,    June 30,   June 30,
                                               1997        1996       1995
                                               ----        ----       ----
       Options exercisable                   377,333     223,750     88,000
       Weighted average exercise price       $  1.04     $  0.99     $ 1.12

      A summary of stock option information regarding options outstanding at June 30, 1997 is as follows:

    Range of       Unexercised     Weighted       Weighted        Stock        Weighted
    Exercise          Stock         Average        Average       Options        Average
     Prices          Options       Remaining      Exercise      Currently      Exercise
     ------          -------      Life (Years)     Price       Exercisable       Price
                                  ------------     -----       ------------      -----
  $0.75 - $1.25      657,500          7.5          $1.03          363,000        $1.01
   1.26 -  2.25       30,000          8.8           1.53            9,333         1.54
   2.26 -  3.25      235,500          9.6           3.12            5,000         2.44
                    ---------                                    ---------
      Total          923,000          8.1          $1.58          377,333        $1.04
                    =========                                    =========

    The Company accounts for stock options issued under its stock option plans in accordance with APB Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company's pro forma net income and earnings per share under the provisions of SFAS No. 123 for the years ended June 30, 1997 and 1996 would have been as follows:

                                              1997                   1996
                                              ----                   ----
Net income:
   As reported                              $773,793               $469,501
   Pro forma                                 721,741                460,668

Earnings per share:
   As reported                              $   0.09               $   0.04
   Pro forma                                    0.08                   0.04

Weighted average fair value
   of options granted                       $   2.38               $   1.26


    The pro forma information provided above does not include the impact of stock options granted prior to July 1, 1995. As a result, compensation cost under SFAS No. 123 included in the determination of the pro forma information may not be representative of what compensation cost would have been had the provisions of SFAS No. 123 been applied to prior years, and may not be indicative of compensation cost under SFAS No. 123 in future years. The fair value of options granted on the date of grant included in the pro forma information for the years ended June 30, 1997 and 1996 has been estimated using the Black-Scholes option pricing model using the following assumptions:

                                               1997                   1996
                                               ----                   ----
Weighted average:
    Risk free interest rate                     6.8%                    6.7%
    Expected life                           10 years                10 years
    Expected volatility                        58.4%                   57.7%
    Expected dividend yield                     0.0%                    0.0%

    b.  Restricted Stock Plan
        ---------------------

    The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years. At June 30, 1997 and 1996, 269,950 and 336,450 shares were available for issuance, respectively. A summary of activity under the Company's Restricted Stock Plan is as follows:


                                        1997             1996              1995
                                        ----             ----              ----
Awards:
   Shares                               69,000               -            17,000
   Fair value at date of grant        $219,875         $     -           $18,063

Cancellations:
   Shares                                2,500           8,000            37,500
   Fair value at date of grant        $  1,875         $ 8,000           $23,438

Compensation expense                  $ 42,634         $32,802           $30,913


    c.  Common Stock Warrants
        ---------------------

    At June 30, 1997, the Company had warrants outstanding to purchase up to 160,000 shares of common stock at prices ranging from $1.00 to $2.625 per share.

                                                                    Schedule III

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                                Balance Sheets
                         as of June 30, 1997 and 1996

                                                                                        1997               1996
                                                                                   --------------      -------------
ASSETS

    Current Assets:
        Cash and cash equivalents                                                   $    390,391       $    491,259
        Accounts receivable                                                               10,957              5,431
        Prepaid expenses and other current assets                                         24,264             76,285
        Due from affiliates                                                            3,901,542          2,036,348
        Deferred income taxes                                                             14,000             22,000
                                                                                   --------------     --------------
           Total current assets                                                        4,341,154          2,631,323

    Investments in subsidiaries at equity                                              2,242,123          3,648,330
    Property and equipment, net of accumulated
        depreciation of $472,982 and $448,004
        as of June 30, 1997 and 1996, respectively                                        76,086             92,689
    Due from affiliates                                                                1,956,592          1,705,330
    Other assets                                                                          21,515             32,990
                                                                                   --------------     --------------
TOTAL ASSETS                                                                        $  8,637,470       $  8,110,662
                                                                                   ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
        Current portion of long-term debt                                           $     13,121       $     11,807
        Accounts payable                                                                  63,405            107,246
        Accrued payroll and related expenses                                             155,175             90,587
        Income taxes payable                                                              30,720              8,244
        Other accrued expenses                                                           121,534            163,593
        Due to affiliates                                                                      -            505,970
                                                                                   --------------     --------------
           Total current liabilities                                                     383,955            887,447

    Long-term debt                                                                        41,344             55,596
    Note payable to affiliate                                                            450,000            450,000
    Deferred income taxes                                                              1,323,000          1,099,000
                                                                                   --------------     --------------
           Total liabilities                                                           2,198,299          2,492,043
                                                                                   --------------     --------------

    Stockholders' Equity:
        Preferred stock, authorized 3,000,000 shares $0.14 Series A
           Cumulative Convertible Preferred Stock, $0.01 par value, issued and outstanding 1,650,857 and 1,680,230 shares at June 30,
           1997 and 1996, respectively                                                    16,509             16,802

        Common stock, $0.01 par value, authorized 15,000,000 and 11,000,000 shares at June 30, 1997 and 1996, respectively, issued and outstanding 5,800,624 and 5,703,689 shares at June 30, 1997 and 1996,
           respectively                                                                   58,006             57,037

        Additional paid-in capital                                                    23,503,442         23,281,993
        Deficit                                                                      (16,789,121)       (17,562,914)
                                                                                   --------------     --------------
                                                                                       6,788,836          5,792,918
        Unearned compensation - restricted stock awards                                 (349,665)          (174,299)
                                                                                   --------------     --------------
           Total Stockholders' Equity                                                  6,439,171          5,618,619
                                                                                   --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  8,637,470       $  8,110,662
                                                                                   ==============     ==============

                                                                    Schedule III

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Operations
               for the years ended June 30, 1997, 1996 and 1995

                                                          1997               1996               1995
                                                     --------------    ---------------    ---------------
Operating revenues:
    Intercompany management fees                      $  1,762,846      $   1,471,555      $   1,375,939
                                                     --------------    ---------------    ---------------
Operating expenses:
    General and administrative expenses                  1,727,671          1,451,705          1,342,731
    Depreciation                                            24,978             21,733             14,151
                                                     --------------    ---------------    ---------------
       Total operating expenses                          1,752,649          1,473,438          1,356,882
                                                     --------------    ---------------    ---------------

Income (loss) from operations                               10,197             (1,883)            19,057

Other income (expense):
    Interest and other income                               35,359             35,670             23,456
    Interest expense                                       (45,556)           (33,787)           (42,513)
                                                     --------------    ---------------    ---------------
       Total other income (expense)                        (10,197)             1,883            (19,057)
                                                     --------------    ---------------    ---------------
Income (loss) before income taxes and equity in
    undistributed net earnings of subsidiaries                   -                  -                  -

Provision for income taxes                                  20,000             10,000           (156,500)
                                                     --------------    ---------------    ---------------

Income (loss) before equity in undistributed net
    earnings of subsidiaries                               (20,000)           (10,000)           156,500

Equity in undistributed net earnings of
    subsidiaries                                           793,793            479,501            609,577
                                                     --------------    ---------------    ---------------

Net income                                            $    773,793      $     469,501      $     766,077
                                                     ==============    ===============    ===============

                                                                    Schedule III

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Cash Flows
               for the years ended June 30, 1997, 1996 and 1995

                                                                1997             1996              1995
                                                           --------------    -------------    --------------
Cash flow from operating activities:
  Net income                                                $    773,793      $   469,501      $    766,077
   Adjustments to reconcile net income to net cash
   provided by operating activities:

      Depreciation                                                24,978           21,733            14,151
      Amortization of deferred compensation                       42,634           32,802            30,913
      Equity in net earnings of subsidiaries                    (793,793)        (479,501)         (609,577)
      Provision for deferred income taxes                          2,000            1,000          (184,000)
      Changes in assets and liabilities:
        Accounts receivable, prepaid expenses and
          other current assets                                    46,495           (6,233)            9,748
        Accounts payable and accrued expenses                      1,164          (14,139)          (10,781)
        Other assets                                              11,475           (5,079)           86,066
                                                           --------------    -------------    --------------
Net cash provided by operating activities                        108,746           20,084           102,597
                                                           --------------    -------------    --------------
Cash flow from investing activities:
  Additions to property and equipment                             (8,375)         (68,347)          (23,354)
  Investments in subsidiaries                                          -                -          (118,671)
  (Increase) decrease in due to/from affiliates, net          (2,392,426)          53,467           (63,051)
  Dividends received from subsidiaries                         2,200,000                -                 -
  Proceeds from issuance of common stock                           4,125                -                 -
                                                           --------------    -------------    --------------
Net cash used in investing activities                           (196,676)         (14,880)         (205,076)
                                                           --------------    -------------    --------------
Cash flow from financing activities:
  Proceeds from issuance of long-term debt                             -           75,300                 -
  Reduction in long-term debt                                    (12,938)          (7,897)                -
                                                           --------------    -------------    --------------
Net cash provided by (used in) financing activities              (12,938)          67,403                 -
                                                           --------------    -------------    --------------

Net increase (decrease) in cash and cash equivalents            (100,868)          72,607          (102,479)

Cash and cash equivalents at beginning of year                   491,259          418,652           521,131
                                                           --------------    -------------    --------------

Cash and cash equivalents at end of year                    $    390,391      $   491,259      $    418,652
                                                           ==============    =============    ==============

         Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

     EMONS TRANSPORTATION GROUP, INC.

     By: /s/ Robert Grossman                        Date:   September 18, 1997
         ---------------------------------------          ----------------------
     Robert Grossman, Chairman of the
     Board of Directors, President and
     Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     /s/ Robert Grossman                            Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Robert Grossman, Chairman of the Board
     of Directors, President and Chief Executive
     Officer


     /s/ Scott F. Ziegler                           Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Scott F. Ziegler, Vice President - Finance,
     Controller and Secretary, signing on
     behalf of the registrant as its principal
     accounting officer


     /s/ Robert J. Smallacombe                      Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Robert J. Smallacombe, Director


     /s/ Dean H. Wise                               Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Dean H. Wise, Director


     /s/ Alfred P. Smith                            Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Alfred P. Smith, Director


     /s/ Kimberly A. Madigan                        Date:   September 18, 1997
     -------------------------------------------          ----------------------
     Kimberly A. Madigan, Director

EXHIBITS

    The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.


                                                                                       Page in
 Exhibit                                                                            Sequentially
  Number                                   Exhibit                                  Numbered Copy
3 (a)       Certificate of Incorporation for Emons Holdings, Inc. dated December
            19, 1986 (incorporated by reference from Emons Holdings, Inc. Report
            on Form 10-K for the year ended June 30, 1987, Exhibit Number 3 (a))         --

3 (b)       Certificate of Amendment of Certificate of Incorporation for Emons
            Holdings, Inc. dated September 26, 1989 (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended
            September 30, 1989, Exhibit Number 3 (b))                                    --

3 (c)       Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the
            quarter ended September 30, 1989, Exhibit Number 3 (c))                      --

3 (d)       Certificate of Amendment of Certificate of Incorporation of Emons
            Holdings, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q for the
            quarter ended December 31, 1993, Exhibit Number 3 (d))                       --

10 (a)      Lease Agreement dated July 19, 1994 by and between the City of
            Auburn, Maine and Maine Intermodal Transportation, Inc. (incorporated by reference from Emons Transportation Group, Inc. Report on Form
            10-K for the year ended June 30, 1995, Exhibit Number 10 (a))                --

10 (b)      Amended and Restated Employment Agreement with Robert Grossman dated
            December 31, 1989                                                            --

10 (c)      Amendment to the Amended and Restated Employment Agreement with
            Robert Grossman dated May 26, 1994                                           --

10 (d)      Employment Agreement with Alfred P. Smith dated December 31, 1989            --

10 (e)      Amendment to the Employment Agreement with Alfred P. Smith dated May
            26, 1994                                                                     --


                                                                                       Page in
 Exhibit                                                                            Sequentially
  Number                                   Exhibit                                  Numbered Copy
10 (f)      Loan and Security Agreement dated August 15, 1997 among Emons
            Transportation Group, Inc., Emons Industries, Inc., Emons Finance
            Corp., Maryland and Pennsylvania Railroad, Emons Logistics Services,
            Inc., Maine Intermodal Transportation, Inc., Emons Railroad Group,
            Inc., Yorkrail, Inc., and St. Lawrence & Atlantic Railroad, as the
            Borrowers, and LaSalle National Bank, as the Lender                         --

11 (a)      Earnings per share calculation                                              --

21 (a)      Listing of subsidiaries                                                     --

23 (a)      Consent of Arthur Andersen LLP                                              --

27 (a)      Financial Data Schedule                                                     --