Form 10-Q
period 1997-09-30
EMONS TRANSPORTATION GROUP INC
filed 1997-11-13
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    For Quarter Ended  September 30, 1997     Commission File Number 0-5206
                       ------------------                            ------

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

       Delaware                                               23-2441662
       -----------------------------------------------------------------
 (State of Incorporation)                 (I.R.S. Employer Identification No.)

   96 South George Street, York, Pennsylvania      17401      (717-771-1700)
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

                          Yes    X            No
                               -----              -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 1997 is as follows:

               Voting Common Stock                    5,899,798
                                                     -----------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

                                                        September 30,           June 30,
                                                            1997                  1997
                                                       ---------------       --------------
ASSETS
   Current Assets:
       Cash and cash equivalents                       $     1,814,496       $    1,515,188
       Accounts receivable, net                              2,085,410            2,405,304
       Materials and supplies                                   70,431               87,154
       Prepaid expenses                                        337,240              338,512
       Deferred income taxes                                    70,000               70,000
                                                       ---------------       --------------
         Total current assets                                4,377,577            4,416,158
                                                       ---------------       --------------

  Property, plant and equipment                             29,486,309           29,042,149
       Less accumulated depreciation                        (9,949,917)          (9,649,440)
                                                       ---------------       --------------
         Property, plant and equipment, net                 19,536,392           19,392,709
                                                       ---------------       --------------

  Deferred expenses and other assets                           624,670              493,008
                                                       ---------------       --------------

TOTAL ASSETS                                           $    24,538,639       $   24,301,875
                                                       ===============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current portion of long-term debt               $       988,239       $      887,791
       Accounts payable                                        977,681            1,045,742
       Accrued payroll and related expenses                  1,029,705              995,880
       Income taxes payable                                     42,469               81,569
       Other accrued expenses                                1,350,910            1,267,343
                                                       ---------------       --------------
         Total current liabilities                           4,389,004            4,278,325

  Long-term debt                                            10,868,494           10,976,339
  Other liabilities                                            816,090              814,040
  Deferred income taxes                                      1,794,000            1,794,000
                                                       ---------------       --------------
         Total Liabilities                                  17,867,588           17,862,704
                                                       ---------------       --------------

  Stockholders' Equity:
       Cumulative convertible preferred stock                   15,494               16,509
       Common stock                                             58,998               58,006
       Additional paid-in capital                           23,506,430           23,503,442
       Deficit                                             (16,568,144)         (16,789,121)
                                                       ---------------       --------------
                                                             7,012,778            6,788,836
       Unearned compensation - restricted stock awards        (341,727)            (349,665)
                                                       ---------------       --------------
         Total Stockholders' Equity                          6,671,051            6,439,171
                                                       ---------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    24,538,639       $   24,301,875
                                                       ===============       ==============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                   ----------------------------------
                                                        1997                1996
                                                   --------------      --------------
  Operating revenues                               $   4,102,957       $  3,929,894

  Operating expenses:
    Cost of operations                                 2,774,138          2,675,913
    Selling and administrative                           764,159            735,370
                                                   -------------       ------------
      Total operating expenses                         3,538,297          3,411,283
                                                   -------------       ------------

  Income from operations                                 564,660            518,611

  Other income (expense):
    Interest income                                       25,411             21,444
    Interest expense                                    (348,094)          (251,508)
                                                   -------------       ------------
      Total other income (expense)                      (322,683)          (230,064)
                                                   -------------       ------------

  Income before income taxes                             241,977            288,547

  Provision for income taxes                              21,000            113,000
                                                   -------------       ------------

  Net income                                             220,977            175,547

  Preferred dividend requirements                         55,121             58,808
                                                   -------------       ------------

  Income applicable to common shareholders         $     165,856       $    116,739
                                                   =============       ============
  Average common shares and common share
    equivalents (Note 2)                               6,315,501          6,169,742
                                                   =============       ============
  Earnings per common share and common share
    equivalent (Note 2)                            $        0.03       $       0.02
                                                   =============       ============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                 Three Months Ended
                                                                    September 30,
                                                           ---------------------------------
                                                                1997              1996
                                                           --------------     --------------
  Cash flow from operating activities:
    Net income                                             $     220,977      $     175,547
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation                                             300,477            298,180
        Amortization                                              24,875             31,209
        Increase in deferred income taxes                            -               82,000
        Changes in assets and liabilities:
           Accounts receivable, materials and
             supplies and prepaid expenses                       337,889             40,781
           Accounts payable and accrued expenses                  10,231           (149,013)
           Other assets and liabilities, net                      74,080             14,963
                                                           -------------      -------------
  Net cash provided by operating activities                      968,529            493,667
                                                           -------------      -------------
  Cash flow from investing activities:
    Additions to property, plant and equipment                  (444,160)        (1,021,306)
    Increase in deferred expenses                               (217,664)           (13,316)
                                                           -------------      -------------
  Net cash used in investing activities                         (661,824)        (1,034,622)
                                                           -------------      -------------

  Cash flow from financing activities:
    Proceeds from issuance of long-term debt                   7,831,141            857,407
    Reduction in long-term debt                               (7,838,538)          (261,552)
    Proceeds from issuance of common stock                           -                4,125
                                                           -------------      -------------
  Net cash provided by (used in) financing activities             (7,397)           599,980
                                                           -------------      -------------

  Net increase in cash and cash equivalents                      299,308             59,025

  Cash and cash equivalents at beginning of period             1,515,188          1,265,373
                                                           -------------      -------------

  Cash and cash equivalents at end of period               $   1,814,496      $   1,324,398
                                                           =============      =============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Three Months Ended September 30, 1997
                                  (unaudited)


NOTE 1.  QUARTERLY FINANCIAL STATEMENTS

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

NOTE 2.  EARNINGS PER SHARE

         Earnings per common share is computed by dividing net earnings by the weighted average number of common shares and common share equivalents for the period. Earnings per common share for the three month periods ended September 30, 1997 and 1996 does not include conversion of convertible preferred stock because the effect of such inclusion would be anti-dilutive.

NOTE 3.  INTEREST RATE HEDGING AGREEMENT

         On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Agreement") with a new lender which provides a $7,775,000 seven year term loan, which was utilized to retire existing bank indebtedness, and a $2 million working capital facility, which is available to help fund the Company's internal growth activities and acquisition program. The Agreement requires that the Company enter into an interest rate contract by September 30, 1997, including an interest rate cap or similar interest expense hedging arrangement, with respect to a principal amount of at least one-half of the available term loan balance. On September 23, 1997, the Company entered into a five year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding during this period.

NOTE 4.  LEASE OF RAILROAD OPERATIONS

         Effective November 1, 1997, the Company's St. Lawrence & Atlantic Railroad ("SLR") entered into a Lease Agreement and a Service Agreement to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. BMS, which is owned by Crown Paper Co. ("Crown Vantage"), consists of approximately 11 miles of track, and serves Crown Vantage's paper and pulp mills in Berlin and Gorham. BMS connects and interchanges all of its traffic, which consisted of approximately 2,900 carloads in fiscal 1997, with SLR. The Lease Agreement includes an initial lease term of ten years and a five year renewal option. SLR will receive annual revenues in excess of $700,000 for operating the BMS, and is required to make annual lease payments of $100,000. The Lease and Service Agreements include escalation provisions for both operating revenues and lease payments which are based upon a specified railroad inflation index.

NOTE 5.  RECENT ACCOUNTING STANDARDS

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

NOTE 6.  CONTINGENT LIABILITIES

         Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 872 product liability actions. In addition, the Company is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

         As of September 30, 1997, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 872 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 867 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 867 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1997 through September 30, 1997, 13 new actions were commenced in which Industries was named as a defendant and 29 lawsuits were settled or dismissed at no liability to Industries.

         Management intends to vigorously defend all of these actions. In the event that the post-reorganization lawsuits described above are not treated under the Plan, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,900,000 and $3,920,000 at September 30, 1997 and June 30, 1997, respectively, and up to $2 million available under a revolving working capital facility. On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provides a $7,775,000 seven year term loan and a $2 million revolving working capital facility. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program.

         The Company's cash and cash equivalents increased $299,000 for the three month period ended September 30, 1997. The net increase includes $968,000 of net cash provided by operations, partially offset by $444,000 of capital investments, $218,000 of additional deferred expenses, and a $7,000 net reduction in long term debt.

         The Company generated $968,000 of cash from operations for the three month period ended September 30, 1997 as compared to $494,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations decreased $41,000 from $587,000 for the three months ended September 30, 1996 to $546,000 for the three months ended September 30, 1997. Results of operations for the three month period ended September 30, 1997 include a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, which has been included in interest expense. Cash was increased by $422,000 for changes in assets and liabilities in the three month period ended September 30, 1997, primarily as a result of a reduction in accounts receivable due to the collection of significant amounts due under government funded track rehabilitation programs.

         The Company invested $444,000 in capital expenditures during the first three months of fiscal 1998, including $359,000 of investments in railroad track structures (net of $235,000 of government grants), and $85,000 of other capital investments. The Company's $594,000 gross investment in capital track projects for the three months ended September 30, 1997 has decreased significantly from $1,106,000 of gross investments in the prior year as the Company's track rehabilitation program is in its final stages of completion. As of September 30, 1997, the Company has in excess of $900,000 of government grants for track rehabilitation projects and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects. The $218,000 increase in deferred expenses consists primarily of deferred costs incurred in connection with the refinancing of the Company's long-term debt in August 1997.

         The Company's net long-term debt obligations decreased $7,000 during the three month period ended September 30, 1997, including $7,831,000 of additional borrowings offset by $7,838,000 of debt repayments. Additional long-term debt obligations include $7,775,000 of borrowings in connection with the Company's debt refinancing in August 1997, and $56,000 of borrowings under government funded no and low interest track rehabilitation loan programs. Reductions in long-term debt obligations include the repayment of approximately $7,600,000 of bank debt in connection with the debt refinancing, and scheduled debt repayments.


ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
         COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

         RESULTS OF OPERATIONS

         The Company generated net income of $221,000 for the three month period ended September 30, 1997 as compared to net income of $176,000 for the three month period ended September 30, 1996. Results of operations for the current year include a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, which has been included in interest expense. Excluding this charge, income before income taxes increased $61,000 from $289,000 for the quarter ended September 30, 1996 to $350,000 for the corresponding quarter in the current year. Operating revenues increased $173,000, while operating expenses and interest expense increased $127,000 and $97,000, respectively, over the prior year. The provision for income taxes decreased $92,000 from the prior year.

         REVENUES

         Operating revenues increased $173,000, or 4.4%, from $3,930,000 for the three months ended September 30, 1996 to $4,103,000 for the three month period ended September 30, 1997. This net increase includes $253,000 additional freight and haulage revenues (excluding intermodal freight), and $21,000 additional intermodal freight and handling revenues, partially offset by a $93,000 decrease in logistics revenues and an $8,000 decrease in other operating revenues.

         Freight and haulage revenues increased $253,000, or 9.2%, consisting of a 14.5% increase in average revenues per carload, partially offset by a 4.7% decrease in the number of carloads handled. Total traffic handled decreased approximately 450 carloads from 9,700 for the quarter ended September 30, 1996 to 9,250 for the quarter ended September 30, 1997. The decrease includes a reduction of approximately 1,100 carloads on the Pennsylvania rail operations, partially offset by approximately 650 additional carloads on the St. Lawrence & Atlantic Railroad ("SLR") in New England.

         The decrease in business for the Pennsylvania rail operations includes approximately 600 fewer low rated bridge carloads, 400 less agricultural carloads due to a stronger market for local feed in the prior year, 144 fewer mini-train limestone shuttle service carloads, and a variety of less significant decreases. These decreases were partially offset by 75 additional carloads for a building products distributor that relocated its lumber reload operations to one of the Company's Pennsylvania rail lines in March 1997. Reload operations for this customer were previously performed by the Company's logistics services operations in York, Pennsylvania. The increase in business on SLR includes 200 additional carloads of building products to an on-line customer as a result of the expansion of its operations, 140 additional salt carloads to an on-line customer who was awarded a key supply contract in the current year, 100 additional carloads attributable to a new local oil move to an on-line paper manufacturer that commenced operations in late August 1996, 70 additional carloads to a bulk transfer and distribution services customer due to the expansion of its operations, and an increase in a variety of other business. The 14.5% increase in average revenues per carload is attributable to the mix of business, including a significant decrease in low rated bridge traffic for the Company's Pennsylvania rail operations, and higher rates on the local oil move on SLR which encompass truck to rail transload services that are paid by SLR to an independent contractor, and to a lesser extent, rate adjustments.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $93,000, or 28%, for the three month period ended September 30, 1997 as compared to the corresponding period in the prior year, including an 8.5% decrease in the number of railcars handled and a 27% decrease in average handling revenues per railcar. The number of railcars handled decreased 40 cars from 490 cars for the quarter ended September 30, 1996 to 450 cars for the quarter ended September 30, 1997. The decrease in both volume and average revenues per car is largely attributable to the loss of business for a building products distributor which relocated its operations to its own facility located on one of the Company's Pennsylvania rail lines in March 1997. This customer, which accounted for approximately 150 railcars and $80,000 of transload revenues in the prior year, intends to utilize the new facility to expand into other building products which will continue to benefit the Company's Pennsylvania rail operations. The decrease in logistics revenues also includes a $50,000 reduction in paper transfer and storage revenues as a result of a continued decline in this business. These decreases were partially offset by an increase of $32,000 in bulk transfer and value added revenues, which includes an additional 85 railcars of business at relatively low rates as a result of the Company's logistics operations assuming the transfer operations previously performed by a feed broker that was a direct customer of one of the Company's Pennsylvania rail lines.

         The Company's rail intermodal terminal in Auburn, Maine generated an additional $21,000 of freight and intermodal handling revenues during the quarter ended September 30, 1997 as compared to the corresponding quarter in the prior year. Intermodal volume increased approximately 250 trailers and containers, or 7%, from 3,350 trailers and containers for the first quarter of the prior year to 3,600 trailers and containers for the first quarter of the current year.

         EXPENSES

         Operating expenses increased $127,000, or 3.7%, from $3,411,000 for the three month period ended September 30, 1996 to $3,538,000 for the three month period ended September 30, 1997. The increase consists of $98,000 additional cost of operations and $29,000 additional selling and administrative expenses.

         Cost of operations increased $98,000, or 3.7%, from $2,676,000 for the three month period ended September 30, 1996 to $2,774,000 for the corresponding period in the current year. This increase is primarily attributable to an increase in railroad operating expenses of $131,000, partially offset by a decrease in logistics operating expenses of $37,000. Intermodal operating expenses increased slightly over the prior year.

         SLR railroad operating expenses increased almost $200,000 over the prior year as a result of a 15% increase in the number of carloads handled. Additional transportation costs, including car hire and locomotive fuel, and additional locomotive maintenance and repair costs accounted for a large portion of the increase. In addition, SLR incurred approximately $50,000 of additional costs attributable to a local oil move to an on-line paper manufacturer, including fees for truck to rail transload costs paid to an independent contractor, that commenced operations in August 1996. The increase in railroad operating expenses on SLR was partially offset by a decrease in such expenses for the Company's Pennsylvania rail operations as a result of a 21% reduction in traffic from the prior year, and efforts to contain costs, primarily labor, as a result of the decrease in business.

         Logistics operating expenses decreased $37,000 from the prior year, including a $36,000 reduction in property rent as a result of a decline in paper warehousing business and the elimination of one leased warehouse facility, and a decrease in labor and benefits as a result of an 8.5% reduction in the number of railcars handled. These decreases were partially offset by less significant increases in other operating expenses.

         Rail intermodal operating expenses increased $4,000 due to additional fees paid to the terminal's independent operator as a result of a 7% volume increase over the prior year and additional security costs.

         Selling and administrative expenses increased $29,000, or 3.9%, from $735,000 for the quarter ended September 30, 1996 to $764,000 for the quarter ended September 30, 1997. Additional wages and benefits, including a provision for severance, account for this increase.

         Interest expense increased $97,000 for the three month period ended September 30, 1997 as compared to the prior year. The current year includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. This amount was partially offset by lower interest expense due to the mix of debt, which includes a greater amount of no and low interest government trackwork loans in the current year as compared to the prior year, and more favorable interest rates under the August 1997 bank refinancing.

         The provision for income taxes decreased $92,000, from $113,000 for the quarter ended September 30, 1996 to $21,000 for the quarter ended September 30, 1997. This decrease is attributable to state tax planning strategies implemented in the current year, and deferred federal and state tax provisions in the prior year which were not required in the current year.

                                   PART II.


ITEM 1.     LEGAL PROCEEDINGS

         As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1997, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 872 product liability actions.


ITEM 3.     DEFAULT UPON SENIOR SECURITIES

         On November 20, 1996 and June 19, 1997, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1997 and July 1, 1997, respectively. Dividends in arrears as of September 30, 1997 aggregated $1,518,373.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three month period ended September 30, 1997.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) An index to exhibits appears following the signature page to this report.

         (b) No reports on Form 8-K were filed during the three month period ended September 30, 1997.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMONS TRANSPORTATION GROUP, INC.


Date:   November 13, 1997                  By:  /s/Scott F. Ziegler
        -----------------                       -------------------
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

                                                                                   Page in
Exhibit                                                                          Sequentially
Number                          Exhibit                                         Numbered Copy
3 (a)   Certificate of Incorporation for Emons Holdings, Inc. dated December
        19, 1986 (incorporated by reference from Emons Holdings, Inc. Report
        on Form 10-K for the year ended June 30, 1987, Exhibit Number 3 (a))         ---

3 (b)   Certificate of Amendment of Certificate of Incorporation for Emons
        Holdings, Inc. dated September 26, 1989 (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended
        September 30, 1989, Exhibit Number 3 (b))                                    ---

3 (c)   Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the
        quarter ended September 30, 1989, Exhibit Number 3 (c))                      ---

3 (d)   Certificate of Amendment of Certificate of Incorporation for Emons
        Holdings, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q for the
        quarter ended December 31, 1993, Exhibit Number 3 (d))                       ---

10 (a)  Loan and Security Agreement dated August 15, 1997 among Emons
        Transportation Group, Inc., Emons Industries, Inc., Emons Finance
        Corp., Maryland and Pennsylvania Railroad, Emons Logistics Services,
        Inc., Maine Intermodal Transportation, Inc., Emons Railroad Group,
        Inc., Yorkrail, Inc., and St. Lawrence & Atlantic Railroad, as the
        Borrowers, and LaSalle National Bank, as the Lender (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K
        for the year ended June 30, 1997, Exhibit Number 10 (f))                     ---

10 (b)  Lease Agreement dated as of November 1, 1997 between St. Lawrence &
        Atlantic Railroad Company and Berlin Mills Railway, Inc.                     ---

11 (a)  Earnings per share calculation                                                14

27 (a)  Financial Data Schedules                                                     ---

                                      13