Form 10-Q
period 1997-12-31
EMONS TRANSPORTATION GROUP INC
filed 1998-02-12
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
       For Quarter Ended December 31, 1997 Commission File Number 0-5206

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

                Delaware                          23-2441662
                --------------------------------------------
        (State of Incorporation)     (I. R. S. Employer Identification No.)

     96 South George Street, York, Pennsylvania    17401     (717-771-1700)
     ----------------------------------------------------------------------
     (Address of principal executive offices)    (Zip Code)  (Telephone No.)

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

                                 Yes  X    No
                                     ---      ---

     The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 1997 is as follows:

                Voting Common Stock        6,032,029
                                           ---------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)


                                                                                     December 31,          June 30,
                                                                                        1997                 1997
                                                                                  --------------        --------------
      ASSETS
           Current Assets:
              Cash and cash equivalents                                         $      2,331,397      $      1,515,188
              Accounts receivable, net                                                 1,926,667             2,405,304
              Materials and supplies                                                     139,280                87,154
              Prepaid expenses                                                           314,670               338,512
              Deferred income taxes                                                       70,000                70,000
                                                                                  ---------------       ---------------
                  Total current assets                                                 4,782,014             4,416,158
                                                                                  ---------------       ---------------

           Property, plant and equipment                                              30,841,382            29,042,149
              Less accumulated depreciation                                          (10,234,174)           (9,649,440)
                                                                                  ---------------       ---------------
                  Property, plant and equipment, net                                  20,607,208            19,392,709
                                                                                  ---------------       ---------------

           Deferred expenses and other assets, net                                       561,496               493,008
                                                                                  ---------------       ---------------

      TOTAL ASSETS                                                              $     25,950,718      $     24,301,875
                                                                                  ===============       ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
              Current portion of long-term debt                                 $      1,175,241      $        887,791
              Accounts payable                                                         1,166,275             1,045,742
              Accrued payroll and related expenses                                     1,010,062               995,880
              Income taxes payable                                                        44,219                81,569
              Other accrued expenses                                                   1,281,695             1,267,343
                                                                                  ---------------       ---------------
                  Total current liabilities                                            4,677,492             4,278,325

           Long-term debt                                                             11,337,559            10,976,339
           Other liabilities                                                             828,592               814,040
           Deferred income taxes                                                       1,794,000             1,794,000
                                                                                  ---------------       ---------------
                  Total Liabilities                                                   18,637,643            17,862,704
                                                                                  ---------------       ---------------

           Stockholders' Equity:
              Cumulative convertible preferred stock                                      15,391                16,509
              Common stock                                                                60,320                58,006
              Additional paid-in capital                                              23,734,772            23,503,442
              Deficit                                                                (16,138,463)          (16,789,121)
                                                                                  ---------------       ---------------
                                                                                       7,672,020             6,788,836
              Unearned compensation - restricted stock awards                           (358,945)             (349,665)
                                                                                  ---------------       ---------------
                  Total Stockholders' Equity                                           7,313,075             6,439,171
                                                                                  ---------------       ---------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     25,950,718      $     24,301,875
                                                                                  ===============       ===============

      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                                December 31,                           December 31,
                                                     ---------------------------------       --------------------------------
                                                          1997                1996               1997                1996
                                                     -------------       --------------      ------------        --------------
   Operating revenues                              $     4,070,869     $     4,094,299     $    8,173,826     $     8,024,193

   Operating expenses:
      Cost of operations                                 2,721,454           2,770,865          5,495,592           5,446,778
      Selling and administrative                           786,225             761,175          1,550,384           1,496,545
                                                     --------------      --------------      -------------      --------------
          Total operating expenses                       3,507,679           3,532,040          7,045,976           6,943,323
                                                     --------------      --------------      -------------      --------------

   Income from operations                                  563,190             562,259          1,127,850           1,080,870

   Other income (expense):
      Interest income                                       23,839              21,875             49,250              43,319
      Interest expense                                    (201,340)           (249,165)          (549,434)           (500,673)
      Other, net                                            65,992                 -               65,992                 -
                                                     --------------      --------------      -------------      --------------
          Total other income (expense)                    (111,509)           (227,290)          (434,192)           (457,354)
                                                     --------------      --------------      -------------      --------------

   Income before income taxes                              451,681             334,969            693,658             623,516

   Provision for income taxes                               22,000             131,000             43,000             244,000
                                                     --------------      --------------      -------------      --------------

   Net income                                              429,681             203,969            650,658             379,516

   Preferred dividend requirements                          53,962              58,696            110,849             117,504
                                                     --------------      --------------      -------------      --------------

   Income applicable to common shareholders        $       375,719     $       145,273     $      539,809     $       262,012
                                                     ==============      ==============      =============      ==============

   Weighted average number of common
      shares (Note 2):
          Basic                                          5,924,296           5,745,570          5,873,694           5,727,596
                                                     ==============      ==============      =============      ==============
          Diluted                                        7,788,474           6,317,475          7,801,699           6,256,963
                                                     ==============      ==============      =============      ==============

   Earnings per common share (Note 2):
          Basic                                    $          0.06     $          0.03     $         0.09     $          0.05
                                                     ==============      ==============      =============      ==============
          Diluted                                  $          0.06     $          0.02     $         0.08     $          0.04
                                                     ==============      ==============      =============      ==============

   See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                                     Six Months Ended
                                                                        December 31,
                                                                ------------------------------
                                                                   1997               1996
                                                                ----------          ----------
Cash flows from operating activities:
    Net income                                                 $   650,658         $   379,516
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                         603,153             592,336
              Amortization                                          59,665              63,918
              Gain on sale of assets                               (26,236)               --
              Gain on forgiveness of debt                          (39,756)               --
              Increase in deferred income taxes                       --               170,000
              Changes in assets and liabilities:
                  Accounts receivable, materials and
                   supplies and prepaid expenses                   450,353             221,783
                  Accounts payable and accrued expenses           (138,283)           (335,490)
                  Other assets and liabilities, net                138,293              26,313
                                                               -----------         -----------
Net cash provided by operating activities                        1,697,847           1,118,376
                                                               -----------         -----------

Cash flows from investing activities:
    Proceeds from sale of assets                                   574,125                --
    Additions to property, plant and equipment                    (732,842)         (1,633,335)
    Investment in acquired rail properties                        (904,699)               --
    Increase in deferred expenses                                  (19,688)            (13,316)
                                                               -----------         -----------
Net cash used in investing activities                           (1,083,104)         (1,646,651)
                                                               -----------         -----------
Cash flows from financing activities:
    Proceeds from issuance of note payable                         250,000                --
    Proceeds from issuance of long-term debt                     8,109,092           1,176,719
    Reduction in long-term debt                                 (7,977,666)           (496,148)
    Debt issuance costs                                           (206,335)               --
    Proceeds from issuance of common stock                          26,375               4,125
                                                               -----------         -----------
Net cash provided by financing activities                          201,466             684,696
                                                               -----------         -----------
Net  increase in cash and cash equivalents                         816,209             156,421

Cash and cash equivalents at beginning of period                 1,515,188           1,265,373
                                                               -----------         -----------
Cash and cash equivalents at end of period                     $ 2,331,397         $ 1,421,794
                                                               ===========         ===========

Supplemental schedule of non-cash investing and financing activities:

  The Company issued 85,000 shares of common stock valued at $171,000 in December 1997, in connection with the acquisition of substantially all of the assets and leases of four railroad operations, eight locomotives and track equipment.

  The Company entered into sale-leaseback transactions in December 1997, for ten locomotives in the amount of $557,000.

  See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended December 31, 1997
                                   (unaudited)


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

Note 2.  Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. The Company has adopted SFAS 128 in the current quarter of fiscal 1998 ended December 31, 1997.

         Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per common share for the three and six month periods ended December 31, 1997 include conversion of convertible preferred stock, while diluted earnings per share for the three and six month periods ended December 31, 1996 do not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

         Earnings per share amounts are computed as follows:

                                                        For the Three Months Ended December 31,
                                        ------------------------------------------------------------------------
                                                      1997                                  1996
                                        ----------------------------------    ----------------------------------
                                          Income       Shares       EPS         Income        Shares     EPS
                                          ------       ------       ---         ------        ------     ---
Net Income                                $429,681                            $203,969
   Less:  Preferred dividend require-
      ments                                (53,962)                            (58,696)
                                          --------                            --------

Basic EPS
   Income applicable to
     common shareholders                  $375,719   5,924,296     $0.06      $145,273      5,745,570   $0.03
                                                                   =====                                =====

Effect of Dilutive Securities
   Stock options and warrants                          476,579                                571,905
   Convertible preferred stock              53,962   1,387,599
                                          --------   ---------                --------      ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                          $429,681   7,788,474     $0.06      $145,273      6,317,475   $0.02
                                          ========   =========     =====      ========      =========   =====

                                                         For the Six Months Ended December 31,
                                        ------------------------------------------------------------------------
                                                      1997                                  1996
                                        ----------------------------------    ----------------------------------
                                          Income       Shares       EPS         Income        Shares     EPS
                                          ------       ------       ---         ------        ------     ---
Net Income                              $  650,658                            $379,516
   Less:  Preferred dividend require-
      ments                               (110,849)                           (117,504)
                                        ----------                            --------

Basic EPS
   Income applicable to
     common shareholders                $  539,809   5,873,694     $0.09      $262,012     5,727,596     $0.05
                                                                   =====                                 =====

Effect of Dilutive Securities
   Stock options and warrants                          502,805                               529,367
   Convertible preferred stock             110,849   1,425,200
                                        ----------   ---------                --------     ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                        $  650,658   7,801,699     $0.08      $262,012     6,256,963     $0.04
                                        ==========   =========     =====      ========     =========     =====

         A reconciliation of the effect of this accounting change on previously reported primary earnings per share ("EPS") data is included below. The Company did not previously present fully diluted earnings per share amounts because the effect on earnings per share was not material.

                                            Period Ended December 31, 1996
                                         ------------------------------------
                                             Three Months       Six Months
                                             ------------       ----------
     Primary EPS as reported                   $  0.02           $  0.04
     Effect of SFAS No. 128                       0.01              0.01
                                               -------           -------
     Basic EPS as restated                     $  0.03           $  0.05
                                               =======           =======

Note 3.  Interest Rate Hedging Agreement

         On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Agreement") with a new lender which provided a $7,775,000 seven year term loan, which was utilized to retire existing bank indebtedness, and a $2 million working capital facility, which is available to help fund the Company's internal growth activities and acquisition program. The Agreement required that the Company enter into an interest rate contract by September 30, 1997, including an interest rate cap or similar interest expense hedging arrangement, with respect to a principal amount of at least one-half of the available term loan balance. On September 23, 1997, the Company entered into a five year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding during this period.

Note 4.  Acquisition and Lease of Railroad Operations

         Effective November 1, 1997, the Company's St. Lawrence & Atlantic Railroad ("SLR") entered into a Lease Agreement and a Service Agreement to lease and operate all of the track and property, consisting of approximately 11 miles, owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. The Lease Agreement includes an initial lease term of ten years and a five year renewal option. The Lease Agreement requires SLR to make annual lease payments of $100,000, and includes an escalation provision based upon a specified railroad inflation index. SLR acquired two locomotives and miscellaneous supplies from BMS for $65,000.

         In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire for $280,000. On December 29, 1997 this transaction was consummated and SLR commenced operations on this section of track on December 30, 1997.

         On November 7, 1997, through its newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc. ("PRL"), the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator (the "Seller"). On December 30, 1997 this transaction was consummated and operations commenced on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines currently owned by the Seller, four lines currently leased from the Pennsylvania Department of Transportation, and a line currently leased from the owner of an industrial park. The purchase price of $671,000 consisted of $250,000 in cash at closing, a $250,000 note payable on January 2, 1998, and 85,000 shares of the Company's common stock.

         The cash and note portion of the PRL acquisition and the purchase of locomotives from BMS were each funded by a sale-leaseback transaction for the sale of the respective locomotives aggregating $557,000. The locomotives are leased for a period of seven years and include a buyout for approximately 35% of the sales value at the end of the seventh year. These leases have been accounted for as capital leases. The acquisition of track from NHVT in the amount of $280,000 was funded under the Company's $2 million working capital facility.

Note 5.  Contingent Liabilities

         Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 686 product liability actions. In addition, one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

         As of December 31, 1997, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 686 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 681 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

         Industries has filed a motion in Bankruptcy Court seeking a judgment declaring that the 681 post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. Counsel has advised the Company that the Bankruptcy Court should grant Industries' application to classify all of these cases as bankruptcy claims. In addition, on February 14, 1995, the Bankruptcy Court advised Industries that it would sign an order which would stay execution of any judgment rendered against Industries pending determination of Industries' application. The order, which was submitted to the Court in March 1995, has not yet been signed.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period October 1, 1997 through December 31, 1997, 11 new actions were commenced in which Industries was named as a defendant and 197 lawsuits were settled or dismissed at no liability to Industries.

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

         Environmental Liability
         -----------------------

         During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection to remediate the contaminated area. In January 1997, in the next phase of its testing procedures, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product will range from $100,000 to $200,000. The Company has provided sufficient reserves for the anticipated remediation costs.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,258,000 and $3,920,000 at December 31, 1997 and June 30, 1997, respectively, and the balance available under the Company's $2 million working capital facility. On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provided a $7,775,000 seven year term loan and a revolving working capital facility of up to $2 million. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program. As of December 31, 1997, the Company borrowed $280,000 under the working capital facility and had additional availability of $870,000 computed in accordance with the facility's eligibility criteria.

         The Company completed two rail acquisitions and entered into a railroad operating lease transaction in the second quarter of fiscal 1998, as described below.

         In November 1997, the Company's St. Lawrence & Atlantic Railroad ("SLR") entered into a Lease Agreement and a Service Agreement to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. BMS, which is owned by Crown Paper Co. ("Crown Vantage"), consists of approximately 11 miles of track, and serves Crown Vantage's paper and pulp mills in Berlin and Gorham. The Lease Agreement includes an initial lease term of ten years and a five year renewal option. SLR acquired two locomotives and miscellaneous supplies from BMS for $65,000.

         In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire for $280,000. On December 29, 1997 this transaction was consummated and SLR commenced operations on this section of track on December 30, 1997. The one mile of track connects with SLR's existing rail operations in Groveton, and provides SLR with strategic direct access to two customers.

         In November 1997, through its newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc. ("PRL"), the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator (the "Seller"). On December 30, 1997 this transaction was consummated and operations commenced on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines currently owned by the Seller, four lines currently leased from the Pennsylvania Department of Transportation, and a line currently leased from the owner of an industrial park. The purchase price consisted of $250,000 in cash at closing, a $250,000 note payable on January 2, 1998, and 85,000 shares of the Company's common stock.

         The cash and note portion of the PRL acquisition and the purchase of locomotives from BMS were each funded by a sale-leaseback transaction with a financial institution for the sale of the respective locomotives aggregating $557,000. The locomotives are leased for a period of seven years and include a buyout provision for approximately 35% of the sales value at the end of the seventh year. These leases have been treated as capital leases for accounting purposes. The acquisition of track from NHVT in the amount of $280,000 was funded under the Company's $2 million working capital facility.

         The Company's cash and cash equivalents increased $816,000 for the six month period ended December 31, 1997. The net increase includes $1,698,000 of cash provided by operations, $131,000 of additional net cash provided by long-term borrowings, a $250,000 note issued in connection with the acquisition of rail properties, and $574,000 of proceeds from the sale of assets, including $557,000 of cash received in connection with the sale-leaseback of locomotives. These increases were partially offset by $905,000 of cash invested in acquired and leased rail properties, $733,000 of other capital investments, and $206,000 of deferred debt issuance costs.

         The Company generated $1,698,000 of cash from operations for the six month period ended December 31, 1997 as compared to $1,118,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $42,000 from $1,206,000 for the six months ended December 31, 1996 to $1,248,000 for the six months ended December 31, 1997 as a result of improved performance in the current year. Cash was increased by $450,000 for changes in assets and liabilities in the six month period ended December 31, 1997, primarily as a result of a reduction in accounts receivable due to the collection of significant amounts due under government funded track rehabilitation programs.

         The Company invested $733,000 in capital expenditures in addition to acquired and leased rail properties during the first six months of fiscal 1998, including $579,000 of investments in railroad track structures (net of $347,000 of government grants), and $154,000 of other capital investments. The Company's $926,000 gross investment in capital track projects for the six months ended December 31, 1997 has decreased significantly from $2,016,000 of gross investments in the prior year as the Company's five year track rehabilitation program has been substantially completed. As of December 31, 1997, the Company had approximately $1,000,000 of government grants for track rehabilitation projects and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects.

         The Company's net long-term debt obligations, excluding $557,000 of non-cash capital lease obligations incurred in connection with acquired rail properties, increased $131,000 during the six month period ended December 31, 1997, including $8,109,000 of additional borrowings offset by $7,978,000 of debt payments. Additional long-term debt obligations include $7,775,000 of long-term debt obligations in connection with the Company's debt refinancing in August 1997, $280,000 of working capital loan borrowings in connection with the acquisition of track from NHVT, and $54,000 of borrowings under government funded no and low interest track rehabilitation loan programs. Reductions in long-term debt obligations include the repayment of approximately $7,600,000 of bank debt in connection with the debt refinancing, and scheduled debt repayments.


Analysis of Operations for the three months ended December 31, 1997 compared to the three months ended December 31, 1996

         Results of Operations

         Current year results are impacted by several events which took place during the first six months of fiscal 1998. First, as described further under Liquidity and Capital Resources, the Company refinanced its bank borrowings in August 1997. Second, as also described further under Liquidity and Capital Resources, the Company completed two rail acquisitions and entered into a rail lease and service transaction during the second quarter of fiscal 1998. The acquisitions of NHVT and PRL did not have a significant impact on current year operations since both of these transactions were completed near the end of December 1997. The BMS lease, which was completed in early November 1997, impacted SLR's operating revenues and expenses in the current year. Finally, current year results are impacted by the renegotiation of the Operating and Marketing Agreement between SLR and the Canadian National Railway ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN has provided SLR with additional car hire expense relief, has agreed to forego interest on the $1.5 million promissory note due from SLR, and has agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

         The Company generated net income of $430,000 for the three month period ended December 31, 1997 as compared to net income of $204,000 for the three month period ended December 31, 1996. Operating revenues decreased $23,000, while operating expenses and interest expense decreased $24,000 and $48,000, respectively, from the prior year. Interest and non-operating income increased $68,000 over the prior year and the provision for income taxes decreased $109,000 from the prior year.

         Revenues

         Operating revenues decreased $23,000, or .6%, from $4,094,000 for the three months ended December 31, 1996 to $4,071,000 for the three month period ended December 31, 1997.

This net decrease includes $318,000 additional freight and haulage revenues (excluding intermodal freight) and $114,000 additional switching service fees, offset by a $134,000 decrease in logistics revenues, a $30,000 decrease in intermodal freight and handling revenues, and a $291,000 decrease in other operating revenues.

         Freight and haulage revenues increased $318,000, or 11%, consisting of a 9% increase in the number of carloads handled and a 2% increase in average revenues per carload. Total traffic handled increased approximately 850 carloads from 9,200 for the quarter ended December 31, 1996 to 10,050 for the quarter ended December 31, 1997. The increase includes approximately 550 additional carloads on the Pennsylvania rail operations and approximately 300 additional carloads on SLR in New England. The increase in business for the Pennsylvania rail operations includes approximately 200 additional agricultural carloads and a variety of less significant increases. The increase in business on SLR includes 200 additional overhead agricultural carloads and a variety of other less significant increases in business. Current year traffic on SLR includes additional business generated by six new customers located on-line over the past year. The 2% increase in average revenues per carload is primarily attributable to rate adjustments.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $134,000, or 43.5%, for the three month period ended December 31, 1997 as compared to the corresponding period in the prior year. The decrease consists of a $59,000 decrease in transfer and handling revenues, a $29,000 decrease in storage revenues, and a $46,000 decrease in truck brokering revenues. The decrease in transfer and handling revenues includes a 30 carload decrease in the number of railcars handled, or 7%, and a 28% decrease in average handling revenues per railcar. The decrease in both volume and average revenues per car is largely attributable to the loss of business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997. This customer, which accounted for approximately 135 railcars in the second quarter of the prior year, intends to utilize the new facility to expand into other building products and accounted for 220 rail direct carloads in the second quarter of the current year. The decrease in logistics business for this customer was offset by 165 additional agricultural bulk transfer carloads. The decreases in storage and truck brokering revenues is primarily attributable to a decline in paper business and the Company's decision to exit certain warehouse operations and direct this business to an independent warehouse operator located on-line.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine for the quarter ended December 31, 1997 decreased $30,000 as compared to the corresponding quarter in the prior year. Intermodal volume decreased approximately 450 trailers and containers, or 13%, from 3,500 trailers and containers for the second quarter of the prior year to 3,050 trailers and containers for the second quarter of the current year. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the past year, and the conversion of certain intermodal business to rail boxcars.

         SLR switching service fees for operating BMS aggregated $114,000 for the period from commencement of operations through December 31, 1997.

         Other operating revenues decreased $291,000 from the prior year primarily due to a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and a reduction in easement income. The Company received a one time fee for a crossing agreement of $85,000 in the prior year.

         Non-operating income totaled $66,000 in the quarter ended December 31, 1997 as compared to no non-operating income in the prior year. The current year amount includes

$40,000 for the non-cash amortization of the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and the remainder primarily to the gain on sale of unutilized equipment.

         Expenses

         Operating expenses decreased $24,000, or .7%, from $3,532,000 for the three month period ended December 31, 1996 to $3,508,000 for the three month period ended December 31, 1997. The decrease consists of a $49,000 reduction in cost of operations partially offset by $25,000 additional selling and administrative expenses.

         Cost of operations decreased $49,000, or 1.8%, from $2,771,000 for the three month period ended December 31, 1996 to $2,722,000 for the corresponding period in the current year. This decrease is primarily attributable to a decrease in Logistics operating expenses of $82,000, partially offset by additional provisions under profit sharing and incentive compensation arrangements. Railroad and intermodal operating expenses did not vary significantly from the prior year.

         Railroad operating expenses increased slightly for the quarter ended December 31, 1997 as compared to the prior year, including a $44,000 increase in operating expenses on SLR, offset by a decrease in operating expenses on Pennsylvania operations. The net increase consists of a variety of increases and decreases. Maintenance of way expense increased $70,000 over the prior year, primarily attributable to SLR, as a result of a reduced emphasis on capital track work, and additional expenses on SLR to maintain the track leased from BMS. Locomotive maintenance expenses increased to a lesser extent, primarily attributable to SLR, as a result of the increase in business levels. These increases were offset by a decrease in transportation expenses of over $100,000. Excluding car hire expense, SLR transportation expenses increased as a result of the increase in traffic levels and additional costs associated with operating the BMS. Offsetting these increases, car hire expense on SLR decreased over $150,000 in conjunction with the renegotiation of the CN Operating and Marketing Agreement. Transportation expenses on the Pennsylvania rail operations decreased despite the increase in traffic levels as a result of cost reduction programs instituted in the third quarter of the prior year. Locomotive fuel costs also decreased in the current year despite the increase in business levels as a result of a decrease in fuel prices from higher levels in the prior year.

         Logistics operating expenses decreased $82,000 from the prior year, including reductions in brokered freight expense and property rent as a result of the Company's decision to exit certain warehouse operations, and a reduction in labor and benefits as a result of the 7% reduction in the number of railcars handled and the change in the mix of labor required to service current business.

         Rail intermodal operating expenses decreased slightly as a result of the 13% decrease in volume from the prior year.

         Selling and administrative expenses increased $25,000, or 3.3%, from $761,000 for the quarter ended December 31, 1996 to $786,000 for the quarter ended December 31, 1997. This increase includes additional wages and benefits, additional provisions under profit sharing and incentive compensation arrangements, and additional directors fees associated with the addition of two outside directors. These increases were partially offset by reduced wages and benefits, and other expenses associated with the reduction of two management personnel during the first quarter of fiscal 1998.

         Interest expense decreased $48,000 for the three month period ended December 31, 1997 as compared to the prior year. Interest forgiven on the $1.5 million CN promissory note, lower interest expense due to more favorable interest rates under the August 1997 bank refinancing, and the mix of debt, which includes a greater amount of no and low interest government track work loans in the current year as compared to the prior year, account for this decrease.

         The provision for income taxes decreased $109,000, from $131,000 for the quarter ended December 31, 1996 to $22,000 for the quarter ended December 31, 1997. This decrease is attributable to tax planning strategies implemented in the current year, and a reduction in deferred federal and state tax provisions in the current year.


Analysis of Operations for the six months ended December 31, 1997 compared to the six months ended December 31, 1996

         Results of Operations

         Current year results are impacted by several events which took place during the first six months of fiscal 1998. First, as described further under Liquidity and Capital Resources, the Company refinanced its bank borrowings in August 1997. Second, as also described further under Liquidity and Capital Resources, the Company completed two rail acquisitions and entered into a rail lease and service transaction during the second quarter of fiscal 1998. The acquisitions of NHVT and PRL did not have a significant impact on current year operations since both of these transactions were completed near the end of December 1997. The BMS lease, which was completed in early November 1997, impacted SLR's operating revenues and expenses in the current year. Finally, current year results are impacted by the renegotiation of the Operating and Marketing Agreement between SLR and the Canadian National Railway ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN has provided SLR with additional car hire expense relief, has agreed to forego interest on the $1.5 million promissory note due from SLR, and has agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

         The Company generated net income of $651,000 for the six month period ended December 31, 1997 as compared to net income of $380,000 for the six month period ended December 31, 1996. Results of operations for the current year include a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, which has been included in interest expense. Excluding this charge, income before income taxes increased $178,000 from $624,000 for the six month period ended December 31, 1996 to $802,000 for the corresponding period in the current year. Operating revenues increased $150,000 and interest and non-operating income increased $72,000, while operating expenses and interest expense increased $103,000 and $49,000, respectively, over the prior year. The provision for income taxes decreased $201,000 from the prior year.

         Revenues

         Operating revenues increased $150,000, or 2%, from $8,024,000 for the six months ended December 31, 1996 to $8,174,000 for the six month period ended December 31, 1997. This net increase includes $571,000 additional freight and haulage revenues (excluding intermodal freight) and $114,000 additional switching service fees, partially offset by a $227,000 decrease in logistics revenues, a $9,000 decrease in intermodal freight and handling revenues, and a $299,000 decrease in other operating revenues.

         Freight and haulage revenues increased $571,000, or 10%, consisting of a 2% increase in the number of carloads handled and an 8% increase in average revenues per carload. Total traffic handled increased approximately 400 carloads from 18,900 for the six months ended December 31, 1996 to 19,300 for the six months ended December 31, 1997. The net increase includes a reduction of approximately 600 carloads on the Pennsylvania rail operations, offset by approximately 1,000 additional carloads on SLR. The decrease in business for the Pennsylvania rail operations includes approximately 500 fewer low rated bridge carloads and a variety of less significant increases and decreases in other business. The increase in business on SLR includes 200 additional carloads of building products to an on-line customer as a result of the expansion of its operations, 250 additional overhead agricultural carloads, 175 additional salt carloads to an on-line customer who was awarded a key supply contract in the current year, and a variety of other less significant increases in business. Current year traffic volumes on SLR include additional business generated by six new customers located on-line over the past year. The 8% increase in average revenues per carload is attributable to the mix of business, including a significant decrease in low rated bridge traffic for the Company's Pennsylvania rail operations and, to a lesser extent, rate adjustments.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $227,000, or 35%, for the six month period ended December 31, 1997 as compared to the first six months of the prior year. The decrease consists of a $115,000 decrease in transfer and handling revenues, a $77,000 decrease in storage revenues, and a $35,000 decrease in truck brokering revenues. The decrease in transfer and handling revenues includes a 65 carload decrease in the number of railcars handled, or 7%, and a 24% decrease in average handling revenues per railcar. The decrease in both volume and average revenues per car is largely attributable to the loss of business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997. This customer, which accounted for approximately 285 railcars in the prior year, intends to utilize the new facility to expand into other building products and accounted for 435 rail direct carloads in the current year. The decrease in logistics business from this customer was partially offset by 270 additional agricultural bulk transfer carloads. The decreases in storage and truck brokering revenues is primarily attributable to a decline in paper business and the Company's decision in the second quarter of fiscal 1998 to exit certain warehouse operations and direct this business to an independent warehouse operator located on-line.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine for the six months ended December 31, 1997 decreased $9,000 as compared to the corresponding period in the prior year. Intermodal volume decreased approximately 225 trailers and containers, or 3%, from 6,850 trailers and containers for the first six months of the prior year to 6,625 trailers and containers for the first six months of the current year. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the past year, and the conversion of certain intermodal business to rail boxcars.

         SLR switching service fees for operating BMS aggregated $114,000 for the period from commencement of operations through December 31, 1997.

         Other operating revenues decreased $299,000 from the prior year primarily due to a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and a reduction in easement income. The Company received a one time fee for a crossing agreement of $85,000 in the prior year.

         Non-operating income totaled $66,000 for the first six months of fiscal 1998 as compared to no non-operating income in the prior year. The current year amount includes $40,000 for the non-cash amortization of the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and the remainder primarily to the gain on sale of unutilized equipment.

         Expenses

         Operating expenses increased $103,000, or 1.5%, from $6,943,000 for the six month period ended December 31, 1996 to $7,046,000 for the six month period ended December 31, 1997. The increase consists of $49,000 additional cost of operations and $54,000 additional selling and administrative expenses.

         Cost of operations increased $49,000, or 1%, from $5,447,000 for the six month period ended December 31, 1996 to $5,496,000 for the corresponding period in the current year. This increase is primarily attributable to an increase in railroad operating expenses of $107,000 and additional provisions under profit sharing and incentive compensation arrangements, partially offset by a decrease in logistics operating expenses of $118,000.
Intermodal operating expenses increased slightly over the prior year.

         Railroad operating expenses increased $107,000 for the six months ended December 31, 1997 as compared to the prior year, including a $206,000 increase in operating expenses on SLR partially offset by a decrease in operating expenses on Pennsylvania operations. The net increase consists of a variety of increases and decreases. Maintenance of way expense increased $67,000 over the prior year, primarily attributable to SLR, as a result of a reduced emphasis on capital track work, and additional expenses on SLR to maintain the track leased from BMS. Locomotive maintenance expenses increased $64,000, primarily attributable to SLR, as a result of the increase in business levels. These increases were partially offset by a decrease in transportation expenses. SLR transportation expenses increased as a result of the increase in traffic levels and additional costs associated with operating the BMS, despite a decrease in car hire expense of over $130,000 in conjunction with the renegotiation of the CN Operating and Marketing Agreement. Offsetting the increase on SLR, transportation expenses on the Pennsylvania rail operations decreased despite the increase in traffic levels as a result of cost reduction programs instituted in the third quarter of the prior year.

         Logistics operating expenses decreased $118,000 from the prior year, including reductions in brokered freight expense and property rent as a result of a decline in paper carloads and the Company's decision to exit certain warehouse operations, and a reduction in labor and benefits as a result of the 7% reduction in the number of railcars handled and the change in the mix of labor required to service current business.

         Rail intermodal operating expenses increased slightly despite a 3% decrease in volume due to additional costs incurred to maintain the intermodal facility.

         Selling and administrative expenses increased $54,000, or 3.5%, from $1,496,000 for the six months ended December 31, 1996 to $1,550,000 for the six months ended December 31, 1997. This increase includes additional wages and benefits, including a provision for severance, additional provisions under profit sharing and incentive compensation arrangements, and additional directors fees associated with the addition of two outside directors. These increases were partially offset by reduced wages and benefits, and other expenses associated with the reduction of two management personnel during the first quarter of fiscal 1998.

         Interest expense increased $49,000 for the six month period ended December 31, 1997 as compared to the prior year. The current year includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. This increase was partially offset by interest forgiven on the $1.5 million CN promissory note, more favorable interest rates under the August 1997 bank refinancing, and lower interest expense due to the mix of debt, which includes a greater amount of no and low interest government track work loans in the current year as compared to the prior year.

         The provision for income taxes decreased $201,000, from $244,000 for the six months ended December 31, 1996 to $43,000 for the six months ended December 31, 1997. This decrease is attributable to tax planning strategies implemented in the current year, and a reduction in deferred federal and state tax provisions in the current year.



PART II.


Item 1.    Legal Proceedings

         As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1997, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 686 product liability actions. See Note 5 "Contingent Liabilities" to the Notes to Consolidated Financial Statements.


Item 3.    Default Upon Senior Securities

         On June 19, 1997 and November 20, 1997, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1997 January 2, 1998, respectively. Dividends in arrears as of December 31, 1997 aggregated $1,616,056.


Item 4.    Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of stockholders of Emons Transportation Group, Inc. held on November 20, 1997, the stockholders:

         (a) elected Messrs. Michael J. Blake, Robert Grossman, Robert J. Smallacombe, Alfred P. Smith, Dean H. Wise and Scott F. Ziegler, and Ms. Kimberly A. Madigan as directors of the Company to serve in such capacity until their successors are elected and qualified, and

         (b) ratified the appointment of Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ended June 30, 1998.


Item 6.    Exhibits and Reports on Form 8-K

         (a) An index to exhibits appears following the signature page to this report.

         (b) No reports on Form 8-K were filed during the three month period ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMONS TRANSPORTATION GROUP, INC.


Date:   February 12, 1998                   By:   /s/Scott F. Ziegler
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


                                                                                                  Page in
Exhibit                                                                                         Sequentially
Number                                      Exhibit                                            Numbered Copy
  3  (a)   Certificate of Incorporation for Emons Holdings, Inc. dated December 19, 1986
           (incorporated by reference from Emons Holdings, Inc. Report on Form 10-K for the
           year ended June 30, 1987, Exhibit Number 3 (a))                                        ---

  3  (b)   Certificate of Amendment of Certificate of Incorporation for
           Emons Holdings, Inc. dated September 26, 1989 (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the
           quarter ended September 30, 1989, Exhibit Number 3 (b))                                ---

  3  (c)   Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September 30,
           1989, Exhibit Number 3 (c))                                                            ---

  3  (d)   Certificate of Amendment of Certificate of Incorporation for Emons Holdings, Inc.
           dated November 18, 1993 (incorporated by reference from Emons Transportation
           Group, Inc. Report on Form 10-Q for the quarter ended December 31, 1993, Exhibit
           Number 3 (d))                                                                          ---

 10  (a)   Loan and Security Agreement dated August 15, 1997 among Emons Transportation Group,
           Inc., Emons Industries, Inc., Emons Finance Corp., Maryland and Pennsylvania
           Railroad, Emons Logistics Services, Inc., Maine Intermodal Transportation, Inc.,
           Emons Railroad Group, Inc., Yorkrail, Inc., and St. Lawrence & Atlantic Railroad, as
           the Borrowers, and LaSalle National Bank, as the Lender (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for the year ended June
           30, 1997, Exhibit Number 10 (f))                                                       ---

10  (b)    Lease Agreement dated as of November 1, 1997 between St. Lawrence
           & Atlantic Railroad Company and Berlin Mills Railway, Inc.
           (incorporated by reference from Emons Transportation Group, Inc.
           Report on Form 10-Q for the quarter ended September 30, 1997, Exhibit
           Number 10 (b))                                                                         ---

10  (c)    Asset Purchase Agreement between John C. Nolan, Lancaster Northern Railway, Inc.,
           Chester Valley Railway, Inc., East Penn Railways, Inc., and Bristol Industrial
           Terminal Railway, Inc. and Penn Eastern Rail Lines, Inc. dated November 7, 1997        ---

                                                                                                 Page in
Exhibit                                                                                        Sequentially
Number                                      Exhibit                                           Numbered Copy
10  (d)    Asset Purchase Agreement between New Hampshire and Vermont Railroad Company, Inc.
           and St. Lawrence & Atlantic Railroad Company dated December 12, 1997                   ---

27  (a)    Financial Data Schedules                                                               ---