Form 10-Q
period 1998-03-31
EMONS TRANSPORTATION GROUP INC
filed 1998-05-14
CIK 32666

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
      For Quarter Ended  March 31, 1998     Commission File Number 0-5206
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

                          Yes    X            No
                               -----              -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of March 31, 1998 is as follows:

               Voting Common Stock                    6,031,505
                                                      ---------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (unaudited)


                                                                        March 31,              June 30,
                                                                           1998                  1997
                                                                     ----------------       ---------------
ASSETS
  Current Assets:
    Cash and cash equivalents                                      $       2,084,679      $      1,515,188
    Accounts receivable, net                                               1,823,683             2,405,304
    Materials and supplies                                                   223,228                87,154
    Prepaid expenses                                                         341,592               338,512
    Deferred income taxes                                                     70,000                70,000
                                                                     ----------------       ---------------
      Total current assets                                                 4,543,182             4,416,158
                                                                     ----------------       ---------------

  Property, plant and equipment                                           31,255,819            29,042,149
    Less accumulated depreciation                                        (10,556,963)           (9,649,440)
                                                                     ----------------       ---------------
      Property, plant and equipment, net                                  20,698,856            19,392,709
                                                                     ----------------       ---------------

  Deferred expenses and other assets, net                                    602,763               493,008
                                                                     ----------------       ---------------

TOTAL ASSETS                                                       $      25,844,801      $     24,301,875
                                                                     ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current portion of long-term debt                              $         959,593      $        887,791
    Accounts payable                                                         918,408             1,045,742
    Accrued payroll and related expenses                                   1,266,382               995,880
    Income taxes payable                                                      69,769                81,569
    Other accrued expenses                                                 1,465,008             1,267,343
                                                                     ----------------       ---------------
      Total current liabilities                                            4,679,160             4,278,325

  Long-term debt                                                          11,106,590            10,976,339
  Other liabilities                                                          810,843               814,040
  Deferred income taxes                                                    1,794,000             1,794,000
                                                                     ----------------       ---------------
      Total Liabilities                                                   18,390,593            17,862,704
                                                                     ----------------       ---------------

  Stockholders' Equity:
    Cumulative convertible preferred stock                                    15,375                16,509
    Common stock                                                              60,315                58,006
    Additional paid-in capital                                            23,733,544            23,503,442
    Deficit                                                              (16,012,569)          (16,789,121)
                                                                     ----------------       ---------------
                                                                           7,796,665             6,788,836
    Unearned compensation - restricted stock awards                         (342,457)             (349,665)
                                                                     ----------------       ---------------
      Total Stockholders' Equity                                           7,454,208             6,439,171
                                                                     ----------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      25,844,801      $     24,301,875
                                                                     ================       ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                        Three Months Ended                       Nine Months Ended
                                                             March 31,                                March 31,
                                                 ----------------------------------     --------------------------------------
                                                      1998                1997                1998                  1997
                                                 --------------      --------------     ----------------      ----------------
 Operating revenues                            $     4,292,856     $     3,853,105    $      12,466,682     $      11,877,298

 Operating expenses:
     Cost of operations                              3,170,009           2,866,618            8,665,601             8,313,396
     Selling and administrative                        821,929             747,815            2,372,313             2,244,360
                                                 --------------      --------------     ----------------      ----------------
        Total operating expenses                     3,991,938           3,614,433           11,037,914            10,557,756
                                                 --------------      --------------     ----------------      ----------------

 Income from operations                                300,918             238,672            1,428,768             1,319,542

 Other income (expense):
     Interest income                                    24,279              20,220               73,529                63,539
     Interest expense                                 (203,935)           (264,475)            (753,369)             (765,148)
     Other, net                                         40,632             172,966              106,624               172,966
                                                 --------------      --------------     ----------------      ----------------
        Total other income (expense)                  (139,024)            (71,289)            (573,216)             (528,643)
                                                 --------------      --------------     ----------------      ----------------

 Income before income taxes                            161,894             167,383              855,552               790,899

 Provision for income taxes                             36,000              65,000               79,000               309,000
                                                 --------------      --------------     ----------------      ----------------

 Net income                                            125,894             102,383              776,552               481,899

 Preferred dividend requirements                        53,858              57,851              164,730               175,355
                                                 --------------      --------------     ----------------      ----------------

 Income applicable to common shareholders      $        72,036     $        44,532    $         611,822     $         306,544
                                                 ==============      ==============     ================      ================

 Weighted average number of common
     shares (Note 2):
        Basic                                        6,031,122           5,772,219            5,952,408             5,742,253
                                                 ==============      ==============     ================      ================
        Diluted                                      6,497,488           6,344,920            6,439,750             6,288,127
                                                 ==============      ==============     ================      ================

 Earnings per common share (Note 2):
        Basic                                  $          0.01     $          0.01    $            0.10     $            0.05
                                                 ==============      ==============     ================      ================
        Diluted                                $          0.01     $          0.01    $            0.10     $            0.05
                                                 ==============      ==============     ================      ================


 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)


                                                                                                      Nine Months Ended
                                                                                                          March 31,
                                                                                            -------------------------------------
                                                                                                 1998                  1997
                                                                                            ---------------       ---------------
      Cash flows from operating activities:
         Net income                                                                       $        776,552      $        481,899
             Adjustments to reconcile net income to net
               cash provided by operating activities:
                   Depreciation                                                                    925,942               883,777
                   Amortization                                                                     94,527                98,240
                   Gain on sale of assets                                                          (26,236)                    -
                   Gain on forgiveness of debt                                                     (80,357)                    -
                   Increase in deferred income taxes                                                     -               201,000
                   Changes in assets and liabilities:
                       Accounts receivable, materials and
                         supplies and prepaid expenses                                             442,467               541,965
                       Accounts payable and accrued expenses                                       329,033              (728,062)
                       Other assets and liabilities, net                                            60,154              (324,421)
                                                                                            ---------------       ---------------
      Net cash provided by operating activities                                                  2,522,082             1,154,398
                                                                                            ---------------       ---------------

      Cash flows from investing activities:
         Proceeds from sale of assets                                                              574,125                     -
         Additions to property, plant and equipment                                             (1,138,944)           (1,819,121)
         Investment in acquired rail properties                                                   (913,034)                    -
         Increase in deferred expenses                                                             (20,188)              (13,316)
                                                                                            ---------------       ---------------
      Net cash used in investing activities                                                     (1,498,041)           (1,832,437)
                                                                                            ---------------       ---------------

      Cash flows from financing activities:
         Proceeds from issuance of note payable                                                    250,000                     -
         Proceeds from issuance of long-term debt                                                8,251,922             1,748,821
         Repayment of note payable                                                                (250,000)                    -
         Reduction in long-term debt                                                            (8,526,512)             (831,226)
         Debt issuance costs                                                                      (206,335)                    -
         Proceeds from issuance of common stock                                                     26,375                 4,125
                                                                                            ---------------       ---------------
      Net cash (used in) provided by financing activities                                         (454,550)              921,720
                                                                                            ---------------       ---------------
      Net increase in cash and cash equivalents                                                    569,491               243,681

      Cash and cash equivalents at beginning of period                                           1,515,188             1,265,373
                                                                                            ---------------       ---------------
      Cash and cash equivalents at end of period                                          $      2,084,679      $      1,509,054
                                                                                            ===============       ===============

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

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Nine Months Ended March 31, 1998
                                  (unaudited)


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

Note 2.  Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. The Company adopted SFAS 128 in the second quarter of fiscal 1998 ended December 31, 1997.

          Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per common share for the three and nine month periods ended March 31, 1998 and 1997 do not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

          Earnings per share amounts are computed as follows:

                                                       For the Three Months Ended March 31,
                                         -----------------------------------------------------------------
                                                       1998                            1997
                                         ------------------------------    -------------------------------
                                             Income     Shares     EPS       Income     Shares     EPS
                                           ----------  ---------  -----    ----------  ---------  -----

Net Income                                  $125,894                        $102,383
   Less:  Preferred dividend require-
      ments                                  (53,858)                        (57,851)
                                            --------                        --------

Basic EPS
   Income applicable to
     common shareholders                    $ 72,036   6,031,122  $0.01     $ 44,532   5,772,219  $0.01
                                                                  =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                            466,366                         572,701
   Convertible preferred stock
                                            --------   ---------            --------   ---------
Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                            $ 72,036   6,497,488  $0.01     $ 44,532   6,344,920  $0.01
                                            ========   =========  =====     ========   =========  =====

                                                       For the Nine Months Ended March 31,
                                         -----------------------------------------------------------------
                                                       1998                            1997
                                         -----------------------------------------------------------------
                                             Income     Shares     EPS       Income     Shares     EPS
                                            -------     ------     ---       ------     ------     ---
Net Income                                  $776,552                        $481,899
   Less:  Preferred dividend require-
      ments                                 (164,730)                       (175,355)
                                            --------                        --------

Basic EPS
   Income applicable to
     common shareholders                    $611,822   5,952,408  $0.10    $ 306,544   5,742,253  $0.05
                                                                  =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                            487,342                         545,874
   Convertible preferred stock
                                           ----------  ---------           ----------  ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                            $611,822   6,439,750  $0.10     $306,544   6,288,127  $0.05
                                            ========   =========  =====     ========   =========  =====

   This accounting change did not have a material impact on previously reported earnings per share for the three and nine month periods ended March 31, 1997.

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

   The cash and note portion of the PRL acquisition and the purchase of locomotives from BMS were each funded by a sale-leaseback transaction for the sale of the respective locomotives aggregating $557,000. The locomotives are leased for a period of seven years and the lease includes a buyout for approximately 35% of the sales value at the end of the seventh year. These leases have been accounted for as capital leases. The acquisition of track from NHVT in the amount of $280,000 was funded under the Company's $2 million working capital facility.

Note 5.  Contingent Liabilities

   Emons Transportation Group is not currently a party to any legal proceedings. However, Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 595 product liability actions. In addition, one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

   As of March 31, 1998, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 595 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 590 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

   On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. DES Plaintiffs' time to file notice of appeal from the Bankruptcy Court's judgment expires May 16, 1998.

   Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period January 1, 1998 through March 31, 1998, 5 new actions were commenced in which Industries was named as a defendant and 96 lawsuits were settled or dismissed at no liability to Industries.

   Management intends to vigorously defend all of these actions. In the event that the bankruptcy decision is appealed and reversed by the appellate court, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

Liquidity and Capital Resources

   The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $3,908,000 and $3,920,000 at March 31, 1998 and June 30, 1997, respectively, and the balance available under the Company's $2 million working capital facility. On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provided a $7,775,000 seven year term loan and a revolving working capital facility of up to $2 million. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program. As of March 31, 1998, the Company had borrowed $265,000 under the working capital facility and had additional availability of $767,000 computed in accordance with the facility's eligibility criteria. As of March 31, 1998, the Company had temporarily repaid $300,000 of the term loan, which is also available for future borrowings.

   The Company completed two rail acquisitions and entered into a railroad operating lease transaction in the second quarter of fiscal 1998 (the "Acquired Operations"), as described below.

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

   The Company's cash and cash equivalents increased $569,000 for the nine month period ended March 31, 1998. The net increase includes $2,522,000 of cash provided by operations and $574,000 of proceeds from the sale of assets, including $557,000 of cash received in connection with the sale-leaseback of locomotives. These increases were partially offset by $913,000 of cash invested in acquired and leased rail properties, $1,139,000 of other capital investments, a $275,000 net reduction in long-term borrowings, and $206,000 of deferred debt issuance costs.

   The Company generated $2,522,000 of cash from operations for the nine month period ended March 31, 1998 as compared to $1,154,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $25,000 from $1,665,000 for the nine months ended March 31, 1997 to $1,690,000 for the nine months ended March 31, 1998 as a result of improved performance in the current year. Cash was increased by $832,000 for changes in assets and liabilities in the nine month period ended March 31, 1998, primarily as a result of a reduction in accounts receivable due to the collection of significant amounts due under government funded track rehabilitation programs, and to an increase in various accrued expenses.

   The Company invested $1,139,000 in capital expenditures in addition to acquired and leased rail properties during the first nine months of fiscal 1998, including $941,000 of investments in railroad track structures (net of $463,000 of government grants), and $198,000 of other capital investments. Excluding Acquired Operations, the Company's gross investment in capital track projects of $1,307,000 for the nine months ended March 31, 1998 decreased significantly from gross investments of $2,250,000 in the prior year as the Company's five year track rehabilitation program has been substantially completed. Including Acquired Operations, as of March 31, 1998, the Company had approximately $900,000 of government grants for track rehabilitation projects and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects.

   The Company's net long-term debt obligations, excluding $557,000 of non-cash capital lease obligations incurred in connection with acquired rail properties, decreased $275,000 during the nine month period ended March 31, 1998, including $8,252,000 of additional borrowings offset by $8,527,000 of debt payments. Additional long-term debt obligations include $7,775,000 of long-term borrowings in connection with the Company's debt refinancing in August 1997, $280,000 of working capital loan borrowings in connection with the acquisition of track from NHVT, and $197,000 of other borrowings. Reductions in long-term debt obligations include the repayment of approximately $7,600,000 of bank debt in connection with the debt refinancing, a $300,000 temporary repayment of the term loan, and scheduled debt repayments.


Analysis of Operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997

   Results of Operations

   Current year results are impacted by several events which took place during the first nine months of fiscal 1998. First, as described further under Liquidity and Capital Resources, the Company refinanced its bank borrowings in August 1997. Second, as also described further under Liquidity and Capital Resources, the Company completed two rail acquisitions and entered into a rail lease and service transaction during the second quarter of fiscal 1998 (the "Acquired Operations"). Finally, current year results are impacted by the renegotiation of the Operating and Marketing Agreement between SLR and the Canadian National Railway ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN has provided SLR with additional car hire expense relief, has agreed to forego interest on the $1.5 million promissory note due from SLR, and has agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

   The Company generated net income of $126,000 for the three month period ended March 31, 1998 as compared to net income of $102,000 for the three month period ended March 31, 1997. Income from operations increased $62,000, or 26%, from $239,000 for the quarter ended March 31, 1997 to $301,000 for the third quarter of the current year. Operating revenues increased $440,000, while operating expenses increased $378,000. Interest expense decreased $61,000, interest and other non-operating income decreased $128,000, and the provision for income taxes decreased $29,000.

   Revenues

   Operating revenues increased $440,000, or 11.4%, from $3,853,000 for the three month period ended March 31, 1997 to $4,293,000 for the three month period ended March 31, 1998. Acquired Operations generated $459,000 of additional operating revenues for the quarter ended March 31, 1998, including $196,000 of freight and haulage revenues, $180,000 of switching service fees for operating BMS, and $83,000 of other operating revenues, consisting largely of railcar storage and demurrage revenues. Excluding Acquired Operations, operating revenues decreased $19,000, consisting of a $348,000 increase in freight and haulage revenues, offset by a $65,000 decrease in logistics revenues, a $26,000 decrease in intermodal freight and handling revenues, and a $276,000 decrease in other operating revenues.

   Freight and haulage revenues increased $544,000, or 19.7%, consisting of a 24% increase in the number of carloads handled and a 3% decrease in average revenues per carload. Total traffic handled increased approximately 2,050 carloads from 8,750 for the quarter ended March 31, 1997 to 10,800 for the quarter ended March 31, 1998. Excluding Acquired Operations, freight and haulage revenues increased $348,000, or 12.6%, and traffic handled increased 1,300 carloads, or 15%. This increase includes approximately 900 additional carloads on Pennsylvania rail operations and approximately 400 additional carloads on SLR. The increase in business for the Pennsylvania rail operations includes 130 additional agricultural carloads, 120 additional carloads to a building products distributor, 90 additional carloads to a scrap paper customer which has increased production, 400 additional bridge carloads and a variety of less significant increases. The net increase in business on SLR includes 250 additional paper related carloads, 170 additional overhead agricultural carloads and a variety of other less significant increases and decreases in business. Current year traffic volumes on SLR include additional business generated by six new on-line customers and the expansion of business with other on-line customers over the past year. The 3% decrease in average revenues per carload is attributable to a higher percentage of carloads for Pennsylvania rail operations as compared to the New England operations, which are generally at lower rates.

   Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $65,000, or 25%, for the three month period ended March 31, 1998 as compared to the corresponding period in the prior year. The decrease consists of an $11,000 decrease in transfer and handling revenues, a $23,000 decrease in storage revenues, and a $31,000 decrease in truck brokering revenues. The number of railcars handled decreased 20 carloads, or 6%. The net decrease in volume is largely attributable to the loss of business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997 and which accounted for 50 carloads in the prior year, and a decrease in paper business. These decreases were partially offset by 80 additional agricultural bulk transfer carloads. The decreases in storage and truck brokering revenues is attributable to a decline in paper business and the Company's decision to exit certain warehouse operations and direct this business to an independent warehouse operator located on-line.

   Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $26,000 for the quarter ended March 31, 1998 as compared to the prior year. Intermodal volume decreased approximately 300 trailers and containers, or 11%, from 2,750 trailers and containers for the third quarter of the prior year to 2,450 trailers and containers for the third quarter of the current year. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the past year, the conversion of certain intermodal business to rail boxcars, and eight days of lost business as a result of a severe ice storm in New England and Eastern Canada in January 1998.

   Excluding Acquired Operations, other operating revenues decreased $276,000 from the prior year including a $74,000 reduction in passenger service revenues for the Sunday River Ski Train, which did not operate in the current year, a $56,000 reduction in railcar brokering commissions as a result of the termination of a significant contract, a $42,000 reduction in railcar storage fees, a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and other less significant decreases. These decreases were partially offset by an increase in demurrage revenues.

   Non-operating income of $41,000 in the quarter ended March 31, 1998 consists of the non-cash amortization of the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. Non-operating income of $173,000 in the prior year consists of the estimated unanticipated proceeds from a former investment.

   Expenses

   Operating expenses increased $378,000, or 10.4%, from $3,614,000 for the three month period ended March 31, 1997 to $3,992,000 for the three month period ended March 31, 1998. The increase consists of $304,000 additional cost of operations and $74,000 additional selling and administrative expenses.

   Cost of operations increased $304,000, or 10.6%, from $2,866,000 for the three months ended March 31, 1997 to $3,170,000 for the corresponding period in the current year. Cost of operations for the current quarter ended March 31, 1998 includes $371,000 of additional railroad operating expenses associated with Acquired Operations. Excluding Acquired Operations, cost of operations decreased $67,000, including a $110,000 decrease in Logistics operating expenses and a slight decrease in intermodal operating expenses, partially offset by $22,000 additional railroad operating expenses and additional provisions under profit sharing and incentive compensation arrangements.

   Railroad operating expenses increased $393,000 for the quarter ended March 31, 1998 as compared to the prior year. Excluding Acquired Operations, railroad operating expenses increased $22,000, consisting of $40,000 additional expenses for Pennsylvania rail operations and an $18,000 reduction in SLR expenses. The increase in Pennsylvania railroad operating expenses is primarily attributable to additional transportation costs incurred in connection with the 22% increase in carloads handled during the current quarter, partially offset by a reduction in costs as a result of cost reduction programs instituted in the third quarter of the prior year. The net reduction in SLR railroad operating costs includes an increase in transportation and locomotive maintenance costs as a result of the 9% increase in carloads handled during the current quarter, additional transportation and maintenance of way costs incurred as a result of a severe ice storm in New England and Eastern Canada in January 1998, and a charge of $67,000 in the current quarter for the repair of track in Vermont as a result of a washout in March 1998. These increases were more than offset by a reduction in switching fees previously paid to NHVT that are no longer required as a result of the acquisition of track from NHVT, a reduction in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement, a reduction in transportation expenses as a result of no longer operating the Sunday River Ski Train, and an $84,000 charge in the prior year for a sales tax assessment by the State of Maine for the years 1991 through 1996.

   Logistics operating expenses decreased $110,000 from the prior year, including a $58,000 reduction in property rent and a $30,000 reduction in brokered freight expense as a result of the Company's decision to exit certain warehouse operations, and a reduction in labor and benefits as a result of the 6% reduction in the number of railcars handled and the change in the mix of labor required to service current business.

   Rail intermodal operating expenses decreased slightly from the prior year as a result of the 11% decrease in volume.

   Selling and administrative expenses increased $74,000, or 10%, from $748,000 for the quarter ended March 31, 1997 to $822,000 for the quarter ended March 31, 1998. This increase includes additional directors fees associated with the addition of two outside directors, additional legal fees incurred in connection with union negotiations and other legal matters, additional commissions associated with the increased volume of rail business, and additional provisions under profit sharing and incentive compensation arrangements. These increases were partially offset by reduced wages, benefits, and other expenses associated with the reduction of two management personnel during the first quarter of fiscal 1998.

   Interest expense decreased $61,000 for the three month period ended March 31, 1998 as compared to the prior year. This decrease is attributable to interest forgiven on the $1.5 million CN promissory note, lower interest expense due to more favorable interest rates under the August 1997 bank refinancing, a temporary repayment of a portion of the Company's term loan in the amount of $300,000, the mix of debt, which includes a greater amount of no and low interest government track work loans in the current year as compared to the prior year, and $23,000 of interest provided in the prior year in conjunction with the sales tax assessment by the State of Maine. These decreases were partially offset by additional interest incurred on borrowings to finance the rail operations and related locomotives acquired in the second quarter of the current fiscal year.

   The provision for income taxes decreased $29,000, from $65,000 for the quarter ended March 31, 1997 to $36,000 for the quarter ended March 31, 1998. This decrease is attributable to tax planning strategies implemented in the current year, and a reduction in deferred federal and state tax provisions in the current year.

Analysis of Operations for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997

   Results of Operations

   Current year results are impacted by several events which took place during the first nine months of fiscal 1998. First, as described further under Liquidity and Capital Resources, the Company refinanced its bank borrowings in August 1997. Second, as also described further under Liquidity and Capital Resources, the Company completed two rail acquisitions and entered into a rail lease and service transaction during the second quarter of fiscal 1998 (the "Acquired Operations"). Finally, current year results are impacted by the renegotiation of the Operating and Marketing Agreement between SLR and the Canadian National Railway ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN has provided SLR with additional car hire expense relief, has agreed to forego interest on the $1.5 million promissory note due from SLR, and has agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

   The Company generated net income of $777,000 for the nine month period ended March 31, 1998 as compared to net income of $482,000 for the nine month period ended March 31, 1997. Operating revenues increased $589,000, while operating expenses increased $480,000 over the prior year. Interest expense decreased $12,000, interest and non-operating income decreased $57,000 and the provision for income taxes decreased $230,000, from the prior year.

   Revenues

   Operating revenues increased $589,000, or 5%, from $11,877,000 for the nine month period ended March 31, 1997 to $12,466,000 for the nine months ended March 31, 1998. Acquired Operations generated $574,000 of additional operating revenues for the first nine months of the current year, including $196,000 of freight and haulage revenues, $294,000 of switching service fees for operating BMS, and $84,000 of other operating revenues, consisting largely of railcar storage and demurrage revenues. Excluding Acquired Operations, operating revenues increased $15,000, consisting of $920,000 additional freight and haulage revenues (excluding intermodal freight), partially offset by a $292,000 decrease in logistics revenues, a $36,000 decrease in intermodal freight and handling revenues, and a $577,000 decrease in other operating revenues.

   Freight and haulage revenues increased $1,116,000, or 13.4%, consisting of a 9% increase in the number of carloads handled and a 4% increase in average revenues per carload. Total traffic handled increased approximately 2,500 carloads from 27,600 for the nine months ended March 31, 1997 to 30,100 for the nine months ended March 31, 1998. Excluding Acquired Operations, freight and haulage revenues increased $920,000, or 11%, and traffic handled increased 1,750 carloads, or 6.3%. This net increase includes approximately 350 additional carloads on Pennsylvania rail operations and approximately 1,400 additional carloads on SLR. The net increase in business for Pennsylvania rail operations consists of a wide variety of increases and decreases in business, including approximately 250 additional carloads to a building products distributor, 160 additional carloads to an on-line paper manufacturer, 150 additional carloads to a scrap paper customer which has increased production, and 400 additional bridge carloads. These increases were partially offset by a reduction of 115 coal carloads (one unit coal train), a reduction of 225 local limestone mini train carloads, and a reduction in logistics carloads and other business. The increase in business on SLR includes

200 additional paper related carloads, 250 additional carloads of building products to an on-line customer as a result of the expansion of its operations, 425 additional overhead agricultural carloads, 200 additional salt carloads to an on-line customer who was awarded a key supply contract in the current year, and a variety of other less significant increases in business. Current year traffic volumes on SLR include additional business generated by six new on-line customers and the expansion of business with other on-line customers over the past year. The 4% increase in average revenues per carload is attributable to rate adjustments and mix of business.

   Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $292,000, or 32%, for the nine month period ended March 31, 1998 as compared to the corresponding nine month period of the prior year. The decrease consists of a $126,000 decrease in transfer and handling revenues, a $101,000 decrease in storage revenues, and a $65,000 decrease in truck brokering revenues. The number of railcars handled decreased 85 carloads, or 7%. The net decrease in volume is largely attributable to the loss of logistics business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997 and which accounted for 340 carloads in the prior year, and a decrease in paper business. These decreases were partially offset by 350 additional agricultural bulk transfer carloads. The decreases in storage and truck brokering revenues is primarily attributable to a decline in paper business and the Company's decision in the second quarter of fiscal 1998 to exit certain warehouse operations and direct this business to an independent warehouse operator located on-line.

   Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $36,000 for the nine months ended March 31, 1998 as compared to the prior year. Intermodal volume decreased approximately 500 trailers and containers, or 5%, from 9,600 trailers and containers for the first nine months of the prior year to 9,100 trailers and containers for the first nine months of the current year. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the past year, the conversion of certain intermodal business to rail boxcars, and eight days of lost business as a result of a severe ice storm in New England and Eastern Canada in January 1998.

   Excluding Acquired Operations, other operating revenues decreased $577,000 from the prior year including a $79,000 reduction in passenger service revenues primarily related to the Sunday River Ski Train, which did not operate in the current year, a $72,000 reduction in railcar brokering commissions as a result of the termination of a significant contract, a $125,000 reduction in railcar storage fees, an $89,000 reduction in easement income as a result of a one time crossing agreement fee of $85,000 received in the prior year, a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and other less significant decreases. These decreases were partially offset by an increase in demurrage revenues.

   Non-operating income of $107,000 for the first nine months of fiscal 1998 includes $80,000 for the non-cash amortization of the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and the remainder primarily to the gain on sale of unutilized equipment. Non-operating income of $173,000 in the prior year consists of the estimated unanticipated proceeds from a former investment.

   Expenses

   Operating expenses increased $480,000, or 4.5%, from $10,558,000 for the nine month period ended March 31, 1997 to $11,038,000 for the nine month period ended March 31, 1998. The increase consists of $352,000 additional cost of operations and $128,000 additional selling and administrative expenses.

   Cost of operations increased $352,000, or 4.2%, from $8,313,000 for the nine months ended March 31, 1997 to $8,665,000 for the corresponding period in the current year. Cost of operations for the nine month period ended March 31, 1998 includes $462,000 of additional railroad operating expenses associated with Acquired Operations. Excluding Acquired Operations, cost of operations decreased $110,000, including a $228,000 decrease in logistics operating expenses and a slight decrease in intermodal operating expenses, partially offset by $38,000 additional railroad operating expenses and additional provisions under profit sharing and incentive compensation arrangements.

   Railroad operating expenses increased $500,000 for the nine months ended March 31, 1998 as compared to the prior year. Excluding Acquired Operations, railroad operating expenses increased $38,000, consisting of a $59,000 reduction in expenses for Pennsylvania rail operations and $97,000 additional SLR expenses. Railroad operating expenses for Pennsylvania rail operations decreased despite a 2% increase in the number of carloads handled as a result of cost reduction programs instituted in the third quarter of the prior year. The net increase in SLR railroad operating costs includes an increase in transportation and locomotive maintenance costs as a result of the 10% increase in carloads handled during the current year, additional transportation and maintenance of way costs incurred as a result of a severe ice storm in New England and Eastern Canada in January 1998, and a charge of $67,000 in the third quarter of the current year for the repair of track in Vermont as a result of a washout in March 1998. These increases were partially offset by a reduction in switching fees previously paid to NHVT that are no longer required as a result of the acquisition of track from NHVT, a reduction in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement, a reduction in transportation expenses as a result of no longer operating the Sunday River Ski Train, and an $84,000 charge in the prior year for a sales tax assessment by the State of Maine for the years 1991 through 1996.

   Logistics operating expenses decreased $228,000 from the prior year, including a $112,000 reduction in property rent and a $69,000 reduction in brokered freight expense as a result of a decline in paper carloads and the Company's decision to exit certain warehouse operations, and a reduction in labor and benefits as a result of the 7% reduction in the number of railcars handled and the change in the mix of labor required to service current business.

   Rail intermodal operating expenses decreased slightly from the prior year as a result of the 5% decrease in volume.

   Selling and administrative expenses increased $128,000, or 5.7%, from $2,244,000 for the nine months ended March 31, 1997 to $2,372,000 for the nine months ended March 31, 1998. This increase includes additional wages and benefits, including provisions for severance, additional directors fees associated with the addition of two outside directors, additional legal fees incurred in connection with union negotiations and other legal matters, additional commissions associated with the increased volume of rail business, and additional provisions under profit sharing and incentive compensation arrangements. These increases were partially offset by reduced wages, benefits and other expenses associated with the reduction of two management personnel during the first quarter of fiscal 1998, a reduction in business taxes as a result of tax planning strategies, and a reduction in professional fees incurred to pursue potential business opportunities in the prior year which resulted in the rail acquisitions described under Liquidity and Capital Resources.

   Interest expense decreased $12,000 for the nine month period ended March 31, 1998 as compared to the prior year. This decrease is attributable to interest forgiven on the $1.5 million CN promissory note, lower interest expense due to more favorable interest rates under the August 1997 bank refinancing, a temporary repayment of a portion of the Company's term loan in the amount of $300,000, the mix of debt, which includes a greater amount of no and low interest government track work loans in the current year as compared to the prior year, and $23,000 of interest provided in the prior year in conjunction with the sales tax assessment by the

State of Maine. These decreases were partially offset by a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, and additional interest incurred on borrowings to finance the rail operations and related locomotives acquired in the second quarter of the current fiscal year.

   The provision for income taxes decreased $230,000, from $309,000 for the nine months ended March 31, 1997 to $79,000 for the nine months ended March 31, 1998. This decrease is attributable to tax planning strategies implemented in the current year, and a reduction in deferred federal and state tax provisions in the current year.



PART II.


Item 1.     Legal Proceedings

   As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1997, in which reference is hereby made, Emons Transportation Group, Inc. is not currently a party to any legal proceedings. However, Emons Industries, Inc. is currently a defendant in approximately 595 product liability actions. See Note 5 "Contingent Liabilities" to the Notes to Consolidated Financial Statements.


Item 3.     Default Upon Senior Securities

   On June 19, 1997 and November 20, 1997, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1997 and January 2, 1998, respectively. Dividends in arrears as of March 31, 1998 aggregated $1,614,333.


Item 4.     Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the three month period ended March 31, 1998.


Item 6.     Exhibits and Reports on Form 8-K

            (a) An index to exhibits appears following the signature page to this report.

            (b) No reports on Form 8-K were filed during the three month period ended March 31, 1998.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMONS TRANSPORTATION GROUP, INC.


Date:   May 14, 1998                     By:   /s/ Scott F. Ziegler
        ------------                           -------------------
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


                                                                      Page in
Exhibit                                                           Sequentially
Number                    Exhibit                                 Numbered Copy

3  (a)  Certificate of Incorporation for Emons Holdings, Inc.
        dated December 19, 1986 (incorporated by reference
        from Emons Holdings, Inc. Report on Form 10-K for
        the year ended June 30, 1987, Exhibit Number 3 (a))              ---

3  (b)  Certificate of Amendment of Certificate of Incorporation
        for Emons Holdings, Inc. dated September 26, 1989
        (incorporated by reference from Emons Holdings, Inc.
        Report on Form 10-Q for the quarter ended September 30,
        1989, Exhibit Number 3 (b))                                      ---

3  (c)  Amended and Restated By-Laws for Emons Holdings, Inc.
        (incorporated by reference from Emons Holdings, Inc.
        Report on Form 10-Q for the quarter ended September 30,
        1989, Exhibit Number 3 (c))                                      ---

3  (d)  Certificate of Amendment of Certificate of Incorporation
        for Emons Holdings, Inc. dated November 18, 1993
        (incorporated by reference from Emons Transportation
        Group, Inc. Report on Form 10-Q for the quarter ended
        December 31, 1993, Exhibit Number 3 (d))                         ---

10 (a)  Loan and Security Agreement dated August 15, 1997 among
        Emons Transportation Group, Inc., Emons Industries, Inc.,
        Emons Finance Corp., Maryland and Pennsylvania Railroad,
        Emons Logistics Services, Inc., Maine Intermodal
        Transportation, Inc., Emons Railroad Group, Inc.,
        Yorkrail, Inc., and St. Lawrence & Atlantic Railroad,
        as the Borrowers, and LaSalle National Bank, as the
        Lender (incorporated by reference from Emons Transportation
        Group, Inc. Report on Form 10-K for the year ended
        June 30, 1997, Exhibit Number 10 (f))                            ---

10 (b)  Lease Agreement dated as of November 1, 1997 between St.
        Lawrence & Atlantic Railroad Company and Berlin Mills
        Railway, Inc. (incorporated by reference from Emons
        Transportation Group, Inc. Report on Form 10-Q for the
        quarter ended September 30, 1997, Exhibit Number 10 (b))         ---

10 (c)  Asset Purchase Agreement between John C. Nolan, Lancaster
        Northern Railway, Inc., Chester Valley Railway, Inc.,
        East Penn Railways, Inc., and Bristol Industrial
        Terminal Railway, Inc. and Penn Eastern Rail Lines,
        Inc. dated November 7, 1997 (incorporated by reference
        from Emons Transportation Group, Inc. Report on Form 10-Q
        for the quarter ended December 31, 1997,
        Exhibit Number 10 (c))                                           ---

                                                                     Page in
Exhibit                                                           Sequentially
Number                         Exhibit                            Numbered Copy

10 (d)  Asset Purchase Agreement between New Hampshire and
        Vermont Railroad Company, Inc. and St. Lawrence &
        Atlantic Railroad Company dated December 12, 1997
        (incorporated by reference from Emons Transportation
        Group, Inc. Report on Form 10-Q for the quarter
        ended December 31, 1997, Exhibit Number 10 (d))                  ---

27 (a)  Financial Data Schedules                                         ---