Form 10-K
period 1998-06-30
EMONS TRANSPORTATION GROUP INC
filed 1998-09-25
CIK 32666

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO.: 0-5206

                               ----------------

                       EMONS TRANSPORTATION GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 23-2441662
      (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                 IDENTIFICATION NUMBER)


  96 SOUTH GEORGE STREET, YORK, PA
   (ADDRESS OF PRINCIPAL EXECUTIVE                        17401
              OFFICES)                                 (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (717) 771-1700

                               ----------------

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
     $0.14 SERIES A CUMULATIVE CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of September 4, 1998, 6,075,868 shares of voting Common Stock were outstanding including 1,295,831 shares held by an escrow agent. For information regarding the escrow agent, see "Industries' Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 4, 1998 was $14,280,624. For this purpose the average of the closing bid and asked prices ($2.75 per share), as of September 4, 1998, has been used.

  Portions of the definitive proxy statement for the annual meeting of stockholders to be held on November 19, 1998 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Form 10-K contains certain "forward-looking" statements regarding future events and the future performance of Emons Transportation Group, Inc. that involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, customer demand, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.

                                    PART I

ITEM 1. BUSINESS

  Emons Transportation Group, Inc. ("Emons Transportation Group"), a Delaware corporation headquartered in York, Pennsylvania, is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. The Company owns four short line railroads, operates rail/truck transload facilities and a rail intermodal terminal, and provides customers with logistics services for the movement and storage of freight. Emons Transportation Group was organized in December 1986, and is the owner of all of the outstanding capital stock of Emons Industries, Inc. ("Industries"), Emons Finance Corp. ("EFC"), the Maryland and Pennsylvania Railroad Company ("MPA"), Emons Logistics Services, Inc. ("Logistics"), Maine Intermodal Transportation, Inc. ("MIT") and Emons Railroad Group, Inc. ("Railroad Group"), which owns all of the outstanding capital stock of Yorkrail, Inc. ("YKR"), Penn Eastern Rail Lines, Inc. ("PRL") and the St. Lawrence & Atlantic Railroad Company ("SLR"). Prior to the formation of Emons Transportation Group in December 1986, Industries, which was incorporated in 1955, was the parent company. For information regarding the formation of Emons Transportation Group, see "Industries' Reorganization" below.

  Unless the context otherwise requires, the terms "Emons" and the "Company" when used herein shall refer to Emons Transportation Group and its consolidated subsidiaries. The Company's executive offices are located at 96 South George Street, York, Pennsylvania 17401 (Telephone 717-771-1700).

 Description of Operations

  The Company owns and operates four short line railroads, MPA, YKR, PRL and SLR. The combined revenues from these railroad operations accounted for 91%, 87% and 86% of the Company's total operating revenues in fiscal 1998, 1997 and 1996, respectively. The Company also owns and operates a logistics services business in York, Pennsylvania, and a rail intermodal terminal in Auburn, Maine. These operations are intended to increase the Company's rail traffic by providing a wide variety of value added services, including rail/truck transfer, storage and other distribution services, and options to businesses located both on and off of the Company's rail lines.

  The Company operates in two geographic regions, Pennsylvania and New England. Pennsylvania operations consist of MPA, YKR, PRL and Logistics, located in south-central and southeastern Pennsylvania. New England operations consist of SLR, which extends from Portland, Maine, through New Hampshire to Norton, Vermont, and MIT, which commenced rail intermodal operations on SLR in Auburn, Maine, in September 1994.

  Emons Transportation Group's three largest rail operations, MPA, YKR and SLR, all have direct or indirect connections with multiple Class I railroads. Multiple Class I connections make these railroads attractive places for industry to locate and build new facilities because of competitive service and pricing from the competing Class I connecting carriers. In addition, as discussed further below, two Class I consolidations that are currently in progress, the split up of Consolidated Rail Corporation ("Conrail") by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX"), and the acquisition of Illinois Central Railroad ("IC") by the Canadian National Railway ("CN"), provide the Company's railroad operations with additional long term opportunities. The consolidations of these railroads may open up new markets for the Company's customers as a result of single line rail service to more regions served by these merged Class I railroads.

  In July 1998, CSX and NS received formal written approval from the Surface Transportation Board ("STB") to divide Conrail's assets between the two Class I railroads. Based upon management's review of publicly available information regarding the division of Conrail, all of the Company's railroads with dual connections with Class I railroads will continue to maintain their dual connections. The Company's two railroads in York, Pennsylvania will also obtain access to the Canadian Pacific Railway ("CP") through a commercial relationship and connection via NS from Harrisburg to York, Pennsylvania. In addition, one of PRL's rail lines in Bristol, Pennsylvania will obtain dual access, which it does not currently have, with CSX and NS. The exact date that NS and CSX will commence operating their respective portions of Conrail is currently not known, but is anticipated to take place sometime in early 1999. While the impact of the consolidation of these companies on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company believes that the consolidation may create additional rail business for the Company's Pennsylvania rail operations as a result of longer Class I single line rail service on competitive routes and access to CP.

  In February 1998, CN announced its acquisition of IC, and in July 1998 filed a formal application with the STB seeking regulatory approval for the control and integration of IC's rail operations. The acquisition of IC would provide CN with a single "Y" shaped network connecting the Pacific and Atlantic Coasts in Canada, and the U. S. Gulf coast in New Orleans, with the joining of the railroads in Chicago. In addition, in April 1998, CN and IC entered into a 15 year marketing agreement with the Kansas City Southern Railway ("KCSR") which provides access to key southern and southwestern markets, and access to Mexico's rail system through affiliates of KCSR. While the impact of the proposed consolidation on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company believes that CN's acquisition of IC, if approved by the STB, will provide SLR with single line access to many points in the midwest and south, and further, that the marketing agreement with KCSR may open up opportunities for SLR in Mexico.

                                 PENNSYLVANIA

  MPA, located in York, Pennsylvania, owns 26 miles of main line track and related properties. There are approximately 30 active customers that utilize MPA's service for in-bound and/or out-bound shipments of freight, including 20 customers located directly on line. MPA primarily serves customers in the paper, building products and distribution industries. MPA's largest customer,
P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 41% of MPA's operating revenues in fiscal 1998. MPA currently interchanges rail traffic with Conrail and YKR at York, Pennsylvania, and CSX at Hanover, Pennsylvania. Based upon current publicly available information, MPA will interchange rail traffic with NS in York, Pennsylvania, and maintain its CSX and YKR interchanges upon completion of the acquisition of Conrail by CSX and NS.

  YKR operates 16 miles of main line track and related properties in and around York, Pennsylvania. YKR serves approximately 20 active customers, including 12 customers located directly on line. YKR primarily serves customers in the paper, agricultural, building products, and distribution industries. YKR's largest customer, P. H. Glatfelter Company, accounted for 19% of YKR's fiscal 1998 operating revenues. YKR interchanges rail traffic with CSX at Porters Sideling, Pennsylvania, MPA at York, Pennsylvania, and Conrail at West York, Pennsylvania. Based upon current publicly available information, YKR will interchange rail traffic with NS at West York, Pennsylvania, and maintain its CSX and MPA interchanges upon completion of the acquisition of Conrail by CSX and NS.

  In November 1997, through its newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc., the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator. On December 30, 1997, this transaction was consummated and operations commenced on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned, four lines leased from the Pennsylvania Department of Transportation, and a line currently leased from the owner of an industrial park. PRL serves approximately 15 active on line customers in the printing, food grade, agricultural, steel, energy, scrap, and consumer products industries. Each of PRL's seven rail lines currently interchanges rail traffic with Conrail at various locations in southeastern Pennsylvania. Based upon currently available information, PRL will interchange rail traffic with NS upon completion of the acquisition of Conrail by CSX and NS, and one rail line in Bristol, Pennsylvania will have access to CSX and NS under the merger plan.

  Emons Logistics Services, Inc. offers logistics services for customers in the Mid-Atlantic region from its facilities in York, Pennsylvania. Logistics currently operates facilities located on MPA and YKR in York, Pennsylvania, which allow manufacturers and users of dry/liquid bulk commodities, lumber and other building products, steel, canned goods and packaged consumer products to take advantage of favorable rail economics for the long-haul shipment of their products combined with truck delivery to companies that are not located on a rail line. Logistics provides short term storage and various value-added services, such as rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are important to the growth of the railroad operations in south-central Pennsylvania since they enable customers who are not located directly on line to utilize rail transportation.

  A significant portion of the Company's logistics operations are located at "Lincoln Yard" on YKR in West York, Pennsylvania. The facilities at Lincoln Yard consist of approximately 25 acres, including approximately two acres utilized for bulk transfer services, and an additional 23 acres purchased in 1995 for outside transload and storage purposes and future expansion. Bulk transfer operations include rail/truck transfer of food grade products, such as vegetable oils and plastic pellets, and other bulk products such as industrial oils, chemicals and agricultural products. The Company developed approximately five of the 23 acres acquired in 1995 for outside transload and storage purposes, and currently utilizes these facilities for the transfer and storage of aggregates, steel and other products. The Company is currently evaluating the feasibility of expanding its rail/truck transfer operations at Lincoln Yard, and has received a grant from the state of Pennsylvania in the amount of approximately $763,000 to be applied toward 50% of the cost of construction of a bulk intermodal facility.

  Until the fall of 1997, Logistics operated three on line warehouses, including two leased facilities utilized for the storage of finished paper and woodpulp. In the fall of 1997, the Company decided to exit its paper and woodpulp warehouse operations, and transferred this business to an independent on line warehouse operator, thereby retaining the rail freight revenues generated by this business. Logistics operates the third warehouse, a 15,000 square foot building located on MPA in central York, that provides rail/truck transfer and storage for the distribution of canned goods and various building products.

                                  NEW ENGLAND

  SLR operates approximately 165 miles of main line track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 60 customers, including 29 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's major customers, Crown Vantage and New England Public Warehouse, accounted for 17% and 16% of SLR's operating revenues in fiscal 1998, respectively. SLR interchanges rail traffic with CN at Island Pond, Vermont, Guilford Rail Systems at Danville Junction, Maine and Portland, Maine (via Danville Junction), the New Hampshire and Vermont Railroad at Groveton, New Hampshire, and the New Hampshire Central Railroad at North Stratford, New Hampshire.

  In November 1997, SLR entered into agreements to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. BMS, which is owned by Crown Paper Co. ("Crown Vantage"), consists of approximately 11 miles of track, and serves Crown Vantage's paper and pulp mills in Berlin and Gorham. The lease agreement includes an initial lease term of ten years and a five year renewal option.

  In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire for $280,000. On December 29, 1997, this transaction was consummated and SLR commenced operations on this section of track on December 30, 1997. The one mile of track connects with SLR's existing rail operations in Groveton and provides SLR with strategic direct access to two customers.

  In July 1998, the Company entered into an Agreement in Principle to acquire a 94 mile rail line in Quebec, Canada from CN for Can$7 million. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and SLR at the Quebec/Vermont international border.

  The MIT rail intermodal terminal located on SLR in Auburn, Maine, commenced operations in September 1994. The terminal includes 42 acres of land (16 acres currently developed in Phase I), three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. The City of Auburn owns the terminal and leases it to MIT under a long-term lease arrangement which includes an initial term of 20 years, three 10 year renewal options, and a purchase option in year 50. The Company believes that this operation will be an important factor in the growth and development of SLR by providing additional business volume to SLR's rail operations. Through coordinated train service between CN and SLR, MIT offers premium rail intermodal service which includes third morning service between Auburn and Chicago on dedicated intermodal trains transporting truck trailers and containers. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers at Chicago and Detroit. MIT operations are conducted by an independent contractor, In-Terminal Services (a subsidiary of Mi-Jack Products), who currently operates intermodal terminals throughout North America.

 Employees

  At June 30, 1998, the Company employed a total of 140 active persons, 78 of which were represented by various labor organizations. The Company has labor agreements with unions which represent certain MPA and all SLR non-management employees. Currently, all MPA and SLR unionized employees are covered by collective bargaining agreements which expire in December and May 2000, respectively. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

 Regulation

  The Company's rail subsidiaries are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB"), a federal agency that is the successor to the Interstate Commerce Commission. The STB has jurisdiction over, among other things, the rates charged, the issuance of securities and the extension or abandonment of rail lines, routes or service by common carriers, and the consolidation, merger and acquisition of control of and by such carriers. The Company's rail subsidiaries are also subject to regulation by the Federal Railroad Administration as to safety requirements and operating practices, and are subject to regulations by the governmental authorities of Pennsylvania, Maine, Vermont, and New Hampshire.

 Competition

  For customers located directly on line, which constitute the majority of the Company's freight business, the Company's railroads are the only rail carriers directly serving their respective customers. The Company's rail operations in New England also include a significant portion of overhead traffic which is subject to competition from alternative rail routes. All of the Company's railroads experience significant competition from other modes of freight transportation, particularly highway motor carriers. Factors such as the nature of the commodity transported, freight rates, distance, transit time, and quality and reliability of service are considered in determining the mode of transportation utilized. The Company's ability to compete in these areas is, to a large extent, dependent upon the performance of its connecting rail carriers.

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

  Under the Plan, each unsecured creditor received an initial distribution of cash, Common Stock and Senior Preferred Stock for its claim. Since numerous disputed claims remained at the time of consummation of the Plan, an escrow agent, appointed in connection with the Plan, was instructed to distribute additional amounts of cash and securities to holders of allowed claims on a quarterly basis in each quarter that disputed claims are reduced by litigation or settlement. The Bankruptcy Court postponed the distribution of any cash and securities in 1989 until it could determine whether certain other potential unsecured claims should be included in the bankruptcy proceeding. In July and August 1997, upon approval from the Bankruptcy Court for a partial distribution, the escrow agent distributed 1,434,922 shares of the Company's Common Stock and 589,461 shares of the Company's $0.14 Series A Cumulative Convertible Preferred Stock. In November 1997, the Bankruptcy Court also approved a motion to allow distributions to be made to new claimants. The escrow agent currently holds 1,295,831 shares of Common Stock and 572,342 shares of Preferred Stock. The escrow agent has the right to vote the shares held by it and has expressed its intention generally to vote such shares proportionally in accordance with the vote cast by unaffiliated stockholders.

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

                         APPROXIMATE
                           SQUARE
        ADDRESS         FEET OF SPACE                    USE
        -------         -------------                    ---
 96 South George Street      5,900    Executive and administrative offices and
 York, PA(1)                          Pennsylvania administrative offices

 Princess Street            15,000    Locomotive repair facility
 York, PA

 Queen and Hay Streets      80,000    Rail/truck transfer and 15,000 square
 York, PA                             foot warehouse facility for canned goods
                                      and various building products

 East Princess Street       70,000    Rail/truck transfer and storage facility
 York, PA

 North George Street        85,000    Agricultural bulk products transfer
 York, PA(1)                          facility

 Arch Street                 7,500    Rail/truck transfer facility for
 York, PA                             aggregates and fertilizer

 Lewiston Junction Road      4,000    New England administrative offices
 Auburn, ME(1)

 Lewiston Junction Road    106,700    Locomotive repair facility
 Auburn, ME(3)

 Island Pond, VT(2)        295,000    Rail/truck transfer, storage and
                                      distribution facility for lumber

--------
(1) Leased from a third party.
(2) Leased to a third party.
(3) Land portion leased from a third party.

                         ACREAGE OR
                         APPROXIMATE
         ADDRESS          DISTANCE                       USE
         -------         -----------                     ---
 York, PA to Hanover, PA   26 miles  Main line railroad track plus rail yards
                                     and related facilities

 York, PA to Porters       16 miles  Main line railroad track plus rail yards
 Sideling, PA                        and related facilities

 Emmaus, PA to East      15.8 miles  Main line railroad track plus rail yards
 Greenville, PA(1)

 Boyertown, PA to         8.5 miles  Main line railroad track plus rail yards
 Pottstown, PA(1)

 Kutztown, PA to          4.4 miles  Main line railroad track
 Topton, PA(1)

 Manheim, PA(1)            .6 miles  Main line railroad track

 Denver, PA to             12 miles  Main line railroad track plus rail yards
 Sinking Springs, PA

 Bridgeport, PA           2.1 miles  Main line railroad track

 Bristol, PA(1)              1 mile  Main line railroad track

 Lincoln Yard              25 acres  Rail/truck transfer and storage facility
 West Market Street                  for bulk food grade products, chemicals
 West York, PA                       and non-food bulk products, and steel,
                                     aggregates and other products

 Portland, ME to          165 miles  Main line railroad track plus rail yards
 Norton, VT                          and related facilities

 Norway to                 .5 miles  Branch railroad track
 South Paris, ME(1)

 Auburn, ME(1)              4 miles  Branch railroad track

 Berlin, NH(1)             11 miles  Branch railroad track and customer sidings

 Lewiston Junction Road    42 acres  Rail intermodal terminal
 Auburn, ME(1)

--------
(1) Leased from a third party.
(2) Leased to a third party.
(3) Land portion leased from a third party.

ITEM 3. LEGAL PROCEEDINGS

  Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act ("FELA"), a fault based system under which injuries to and deaths of railroad employees are settled by negotiations or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims.

  Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 680 product liability actions. In addition, one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

  As of June 30, 1998, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 680 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 675 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

  On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court.

  Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1997 to June 30, 1998, 30 new actions were commenced in which Industries was named as a defendant and 238 lawsuits were settled or dismissed at no liability to Industries. Included in the cases outstanding as of June 30, 1998, 365 were commenced in the prior year in a single filing in a state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable from pain and suffering. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, 289 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions for reargument and to stay implementation of the decision.

  Management intends to vigorously defend all of these actions. In the event that the bankruptcy decision is reversed by the appellate court, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

 Environmental Liability

  During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $100,000 to $200,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Emons Transportation Group's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "EMON." The table below sets forth, for the periods indicated, the high and low bid for the Common Stock as reported on The Nasdaq SmallCap Market.

                                                                  COMMON STOCK
                                                                  PRICE RANGE
                                                                ----------------
     FISCAL YEAR                                 FISCAL QUARTER HIGH BID LOW BID
     -----------                                 -------------- -------- -------
      1998......................................     First      $3.875   $1.375
                                                     Second      3.625    2.375
                                                     Third       4.0625   2.625
                                                     Fourth      3.25     2.625
      1997......................................     First      $3.1875  $1.5625
                                                     Second      5.375    2.75
                                                     Third       3.5625   2.75
                                                     Fourth      2.75     1.875

  As of September 4, 1998, the Company had 6,075,868 shares of Common Stock issued and outstanding which were held by approximately 1,766 stockholders of record. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company's Loan and Security Agreement with its primary lender prohibits the payment of cash dividends and certain other distributions without the prior consent of the lender.

  As of September 4, 1998, 1,487,278 shares of $0.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding which were held by approximately 676 stockholders of record. The holders of the $0.14 Series A Cumulative Convertible Preferred Stock are entitled to a dividend of $0.14 per share per annum which is to be paid semi-annually. The Board of Directors voted to omit the regular semi-annual dividend which would have been payable from the period January 2, 1991 through July 1, 1998. Dividends in arrears as of September 4, 1998 aggregated $1,665,751. These shares are quoted on the OTC Bulletin Board.

ITEM 6. SELECTED FINANCIAL DATA

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA

                     FOR THE FIVE YEARS ENDED JUNE 30, 1998
           (NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)

                             1998        1997        1996        1995        1994
                          ----------- ----------- ----------- ----------- -----------
Operating revenues......  $17,445,037 $16,058,252 $14,917,077 $13,996,608 $11,994,286
                          =========== =========== =========== =========== ===========
Income from operations..  $ 2,197,070 $ 1,926,419 $ 1,627,339 $ 2,073,724 $   811,164
                          =========== =========== =========== =========== ===========
Income (loss) before
 cumulative effect of
 change in accounting
 principle..............  $ 4,917,622 $   773,793 $   469,501 $   766,077 $  (184,325)
Cumulative effect of
 change in accounting
 principle for income
 taxes..................          --          --          --          --     (750,000)
                          ----------- ----------- ----------- ----------- -----------
Net income (loss).......  $ 4,917,622 $   773,793 $   469,501 $   766,077 $  (934,325)
                          =========== =========== =========== =========== ===========
Earnings (loss) per
 common share(1):
  Earnings before
   cumulative effect of
   change in accounting
   principle:
    Basic...............  $      0.79 $      0.09 $      0.04 $      0.09 $     (0.08)
    Diluted.............  $      0.63 $      0.09 $      0.04 $      0.09 $     (0.03)
  Cumulative effect of
   change in accounting
   principle for income
   taxes:
    Basic...............          --          --          --          --        (0.13)
                          ----------- ----------- ----------- ----------- -----------
    Diluted.............          --          --          --          --        (0.10)
                          ----------- ----------- ----------- ----------- -----------
  Net income (loss):
    Basic...............  $      0.79 $      0.09 $      0.04 $      0.09 $     (0.21)
                          =========== =========== =========== =========== ===========
    Diluted.............  $      0.63 $      0.09 $      0.04 $      0.09 $     (0.13)
                          =========== =========== =========== =========== ===========
Total assets............  $28,673,277 $24,301,875 $22,789,914 $20,745,575 $19,844,423
                          =========== =========== =========== =========== ===========
Debt....................  $12,342,175 $11,864,130 $11,086,009 $10,862,098 $11,047,433
                          =========== =========== =========== =========== ===========

--------
(1) In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The adoption of this statement did not have an impact on previously reported earnings per share for the fiscal years ended June 30, 1997, 1996, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and other financial information included elsewhere in this Form 10-K.

 Liquidity and Capital Resources

  The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,888,000 and $3,920,000 at June 30, 1998 and 1997, respectively, and the balance available under the Company's $2 million working capital facility. On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provided a $7,775,000 seven year term loan and a revolving working capital facility of up to $2 million. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program. As of June 30, 1998, the Company had borrowings outstanding of $250,000 under the working capital facility, and had additional availability of $967,000 computed in accordance with the facility's eligibility criteria.

  The Company acquired two rail lines and leased a third rail line in the second quarter of fiscal 1998 (the "Acquired Operations"), as described below.

  In November 1997, the Company's St. Lawrence & Atlantic Railroad ("SLR") entered into agreements to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. BMS, which is owned by Crown Paper Co. ("Crown Vantage"), consists of approximately 11 miles of track, and serves Crown Vantage's paper and pulp mills in Berlin and Gorham. The lease agreement includes an initial lease term of ten years and a five year renewal option. SLR acquired two locomotives and miscellaneous supplies from BMS in conjunction with this transaction for $65,000.

  In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire for $280,000. On December 29, 1997, this transaction was consummated and SLR commenced operations on this section of track on December 30, 1997. The one mile of track connects with SLR's existing rail operations in Groveton, and provides SLR with strategic direct access to two customers.

  In November 1997, through its newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc. ("PRL"), the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator. On December 30, 1997 this transaction was consummated and operations commenced on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned, four lines leased from the Pennsylvania Department of Transportation, and a line leased from the owner of an industrial park. The purchase price consisted of $250,000 in cash at closing, a $250,000 note payable on January 2, 1998, and 85,000 shares of the Company's Common Stock.

  The cash and note portion of the PRL acquisition and the purchase of locomotives from BMS were funded by sale-leaseback transactions with a financial institution for the sale of the respective locomotives aggregating $557,000. The locomotives are leased for a period of seven years and include a buyout provision for approximately 35% of the sales value at the end of the seventh year. These leases have been treated as capital leases for accounting purposes. The acquisition of track from NHVT in the amount of $280,000 was funded under the Company's $2 million working capital facility.

  The Company's cash and cash equivalents increased $1,162,000 for the year ended June 30, 1998. The net increase includes $3,098,000 of cash provided by operations, $574,000 of proceeds from the sale of assets, including $557,000 of cash received in connection with the sale-leaseback of locomotives, and a $43,000 net increase in long-term borrowings. These increases were partially offset by $928,000 of cash invested in acquired and leased rail properties, $1,417,000 of other capital investments, and $214,000 of deferred debt issuance costs.

  The Company generated $3,098,000 of cash from operations for the year ended June 30, 1998 as compared to $1,764,000 for the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $286,000 from $2,350,000 for the year ended June 30, 1997 to $2,636,000 for the year ended June 30, 1998 as a result of improved performance in the current year. Cash was increased by $462,000 for changes in assets and liabilities for the year ended June 30, 1998, primarily as a result of an increase in a variety of accrued expenses.

  The Company invested $1,417,000 in capital expenditures in addition to acquired and leased rail properties during the year ended June 30, 1998, including $1,172,000 of investments in railroad track structures (net of $761,000 of government grants), and $245,000 of other capital investments. Excluding Acquired Operations, the Company's gross investment in capital track projects of $1,608,000 for the year ended June 30, 1998 decreased significantly from gross investments of $3,297,000 in the prior year as the Company's five year track rehabilitation program has been substantially completed. As of June 30, 1998, the Company had in excess of $500,000 of government grants and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation, customer sidings and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the state of Pennsylvania for the construction of a bulk intermodal facility for the Company's logistics operations in York, Pennsylvania.

  The Company's net long-term debt obligations, excluding $557,000 of non-cash capital lease obligations incurred in connection with acquired rail properties, increased $43,000 during fiscal 1998, including $8,477,000 of additional borrowings offset by $8,434,000 of debt payments. Additional long-term debt obligations include $7,775,000 of long-term borrowings in connection with the Company's debt refinancing in August 1997, $280,000 of working capital loan borrowings in connection with the acquisition of track from NHVT, and $422,000 of other borrowings. Reductions in long-term debt obligations include the repayment of $7,602,000 of bank debt in connection with the debt refinancing and scheduled debt repayments.

 Fiscal 1998 as compared to Fiscal 1997

                                    GENERAL

  The railroad industry in North America has been undergoing a consolidation of Class I rail carriers over the past several years. Two Class I consolidations are currently in progress that will impact the future operations of the Company's railroads. These include the split up of Consolidated Rail Corporation ("Conrail") by Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX"), and the acquisition of Illinois Central Railroad ("IC") by the Canadian National Railway ("CN").

  In July 1998, CSX and NS received formal written approval from the Surface Transportation Board ("STB") to divide up Conrail's assets between the two Class I railroads. While the impact of the consolidation of these companies on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company believes that the consolidation may create additional rail business for the Company's Pennsylvania rail operations as a result of longer Class I single line service on competitive routes and access to the Canadian Pacific Railway through a commercial relationship and connection via NS from Harrisburg to York, Pennsylvania.

  In February 1998, CN announced its acquisition of IC, and in July 1998 filed a formal application with the STB seeking regulatory approval for the control and integration of IC's rail operations. The acquisition of IC would provide CN with a single "Y" shaped network connecting the Pacific and Atlantic Coasts in Canada, and the U. S. Gulf coast in New Orleans, with the joining of the railroads in Chicago. In addition, in April 1998, CN and IC entered into a 15 year marketing agreement with the Kansas City Southern Railway ("KCSR") which provides access to key southern and southwestern markets, and access to Mexico's rail system through affiliates of KCSR. While the impact of the proposed consolidation on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company believes that CN's acquisition of IC, if approved by the STB, will provide SLR with single line access to many points in the midwest and south, and further, that the marketing agreement with KCSR may open up opportunities for SLR in Mexico.

                             RESULTS OF OPERATIONS

  Current year results are impacted by several events which took place during fiscal 1998. First, as described further under Liquidity and Capital Resources, the Company refinanced its bank borrowings in August 1997. Second, as also described further under Liquidity and Capital Resources, the Company acquired two rail lines and leased a third rail line during the second quarter of fiscal 1998 (the "Acquired Operations"). Finally, current year results are impacted by the renegotiation of the Operating and Marketing Agreement between SLR and the CN, SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN has provided SLR with additional car hire expense relief, and has agreed to forgive repayment of principal and interest associated with the $1.5 million promissory note each quarter over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

  The Company generated net income of $4,918,000 for the year ended June 30, 1998 as compared to net income of $774,000 for the year ended June 30, 1997. Approximately $3.5 million of the Company's fiscal 1998 net income was attributable to the recognition of deferred tax benefits, primarily associated with the Company's net operating loss carryforwards. Income before income taxes increase $317,000 from $1,171,000 in fiscal 1997 to $1,488,000 in fiscal 1998.
Operating revenues increased $1,387,000, while operating expenses increased $1,116,000 over the prior year.

                                    REVENUES

  Operating revenues increased $1,387,000, or 8.6%, from $16,058,000 for the year ended June 30, 1997 to $17,445,000 for the year ended June 30, 1998. Acquired Operations generated $1,017,000 of additional operating revenues in the current year, including $382,000 of freight and haulage revenues, $474,000 of switching service fees for operating BMS, and $161,000 of other operating revenues, consisting largely of railcar storage and demurrage revenues. Excluding Acquired Operations, operating revenues increased $370,000, consisting of $1,705,000 additional freight and haulage revenues (excluding intermodal freight), partially offset by a $481,000 decrease in logistics revenues, a $70,000 decrease in intermodal freight and handling revenues, and a $784,000 decrease in other operating revenues.

  Freight and haulage revenues increased $2,087,000, or 18.4%, consisting of a 13.6% increase in the number of carloads handled and a 4.2% increase in average revenues per carload. Total traffic handled increased approximately 5,025 carloads from 37,025 for the year ended June 30, 1997 to 42,050 for the year ended June 30, 1998. Excluding Acquired Operations, freight and haulage revenues increased $1,705,000, or 15%, and traffic handled increased 3,825 carloads, or 10.3%. This net increase includes approximately 925 additional carloads on Pennsylvania rail operations and approximately 2,900 additional carloads on SLR operations in New England.

  The 925 net increase in traffic for Pennsylvania rail operations, excluding Acquired Operations, includes approximately 300 additional carloads to three new customers in fiscal 1998, 750 additional bridge carloads, and additional rail traffic from a variety of other customers. These increases were partially offset by a reduction of almost 400 carloads to the Company's logistics operations, described further below, and less significant reductions in rail traffic from other customers.

  Approximately 2,000 of the 2,900 additional carloads on SLR are attributable to new business added over the past two years. Approximately 500 additional carloads were generated from five new on line customers, including a liquid propane gas distributor which commenced operations in April 1998 and is expected to generate significant additional business, approximately 800 carloads were generated by two new overhead moves, over 250 additional carloads were generated by a building products distributor which expanded its on line operations during fiscal 1997, over 250 additional carloads were generated by the Company's on line bulk transload customer as a result of new customers utilizing this facility, and approximately 130 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter which is similar to the oil move that was established for another paper customer in the prior year. In addition to this new business, SLR handled 430 additional salt carloads to an on line customer who was awarded a key supply contract in the current year, 400 additional carloads to the paper mill served by BMS as a result of favorable service provided by SLR under this new agreement, and a one time move of 500 carloads of pipe for the installation of a gas pipe line in the states of Maine and New Hampshire.

  The 4.2% increase in average revenues per carload is attributable to rate adjustments and mix of business, which includes a higher percentage of higher rated SLR traffic.

  Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $481,000, or 39%, for the year ended June 30, 1998 as compared to the prior year, including a $282,000 decrease in transfer and handling revenues and a $199,000 decrease in storage and truck brokering revenues. The number of railcars handled decreased 400 carloads, or 21%. The net decrease in volume is largely attributable to the loss of logistics business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997, and a decrease in paper business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line. These decreases were partially offset by additional agricultural bulk transfer carloads. The decreases in low margin storage and truck brokering revenues is primarily attributable to the decline in paper business.

  Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $70,000 in fiscal 1998 as compared to the prior year. Intermodal volume decreased approximately 900 trailers and containers, or 7%, from 12,900 trailers and containers for the year ended June 30, 1997 to 12,000 trailers and containers for the year ended June 30, 1998. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the prior year, the conversion of certain intermodal business to rail boxcars, and eight days of lost business as a result of a severe ice storm in New England and Eastern Canada in January 1998.

  Excluding Acquired Operations, other operating revenues decreased $784,000 from the prior year primarily as a result of a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, a reduction in passenger service revenues primarily related to the Sunday River Ski Train, which did not operate in the current year, a reduction in railcar brokering commissions as a result of the termination of a significant contract, and reductions in railcar storage fees and easement income. These decreases were partially offset by additional demurrage revenues.

  Non-operating income of $241,000 for the year ended June 30, 1998 includes $215,000 of principal and interest forgiven on the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. Non-operating income of $167,000 in the prior year includes $153,000 for the unanticipated proceeds from a former investment.

                                   EXPENSES

  Operating expenses increased $1,116,000, or 7.9%, from $14,132,000 for the year ended June 30, 1997 to $15,248,000 for the year ended June 30, 1998. The increase consists of $910,000 additional cost of operations and $206,000 additional selling and administrative expenses.

  Cost of operations increased $909,000, or 8.2%, from $11,061,000 for the year ended June 30, 1997 to $11,971,000 for the current year. Cost of operations for the current year includes $858,000 of additional railroad operating expenses associated with Acquired Operations. Excluding Acquired Operations, cost of operations increased $52,000, including $272,000 additional railroad operating expenses, $58,000 additional intermodal operating expenses, and additional provisions under profit sharing and incentive compensation arrangements, partially offset by a $430,000 decrease in logistics operating expenses.

  Railroad operating expenses increased $1,130,000 for the year ended June 30, 1998 as compared to the prior year. Excluding Acquired Operations, railroad operating expenses increased $272,000, consisting of $49,000 additional expenses for Pennsylvania rail operations and $223,000 additional SLR expenses. Railroad operating expenses for Pennsylvania rail operations only increased $49,000 despite a 5% increase in the number of carloads handled as a result of cost reduction programs instituted in the prior year. The net increase in SLR railroad operating costs includes an increase in transportation and locomotive maintenance costs as a result of a 16% increase in carloads handled during the current year, additional transportation and maintenance of way costs incurred as a result of a severe ice storm in New England and eastern Canada in January 1998, and costs incurred for the repair of track in Vermont as a result of a washout in March 1998. These increases were partially offset by a reduction in switching fees previously paid to NHVT that are no longer required as a result of the acquisition of track from NHVT, a reduction in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement, and an $84,000 charge in the prior year for a sales tax assessment by the State of Maine for the years 1991 through 1996.

  Logistics operating expenses decreased $430,000 from the prior year including a reduction in labor and benefits as a result of the 21% reduction in the number of railcars handled and the change in the mix of labor required to service current business, and reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations.

  Rail intermodal operating expenses increased $58,000, despite a 7% decrease in the number of trailers and containers handled, as a result of increased security costs and additional provisions for loss and damage.

  Selling and administrative expenses increased $206,000, or 6.8%, from $3,071,000 for the year ended June 30, 1997 to $3,277,000 for the year ended June 30, 1998. This increase includes additional wages and benefits, additional directors fees associated with the addition of two outside directors, additional legal fees incurred in connection with union negotiations and other legal matters, additional commissions associated with the increased volume of rail business, and additional provisions under profit sharing and incentive compensation arrangements. These increases were partially offset by reduced wages, benefits and other expenses associated with the reduction of two management personnel during the first quarter of fiscal 1998, a reduction in business taxes as a result of tax planning strategies, and a reduction in professional fees incurred to pursue potential business opportunities in the prior year which resulted in the rail acquisitions described under Liquidity and Capital Resources.

  Interest expense increased $43,000 for the year ended June 30, 1998 as compared to the prior year. This increase includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, and additional interest incurred on borrowings to finance the rail operations and related locomotives acquired in the second quarter of the current fiscal year. These amounts were partially offset by more favorable interest rates under the August 1997 bank refinancing, temporary repayments of portions of the Company's term loan during the year, the mix of debt, which includes a greater amount of no and low interest government track work loans in the current year as compared to the prior year, and $23,000 of interest provided in the prior year in conjunction with the sales tax assessment by the State of Maine.

  The Company recorded a $3,430,000 tax benefit for the year ended June 30, 1998, as compared to tax expense of $397,000 for the year ended June 30, 1997. The provision for income taxes for fiscal 1998 includes $3,545,000 attributable primarily to the reduction of the valuation allowance due to the deferred tax assets generated by the Company's net operating loss carryforwards. In accordance with applicable accounting standards, the Company continually reviews the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future. Based upon the sustained significant increase in taxable income in the current year, new business added to the Company's railroad operations in the current year, and acquisitions completed during the current year, the Company reduced the valuation allowance attributable to the net operating loss deferred tax assets in fiscal 1998 because its reassessment indicated that it appeared more likely than not that the benefits will be realized.

 Fiscal 1997 as compared to Fiscal 1996

                             RESULTS OF OPERATIONS

  The Company generated net income of $774,000 for the year ended June 30, 1997 as compared to net income of $470,000 for the year ended June 30, 1996. Income before income taxes increased $412,000, from $759,000 for fiscal 1996 to $1,171,000 for fiscal 1997. Operating revenues increased $1,141,000, while operating expenses increased $842,000. The provision for income taxes increased $107,000 in fiscal 1997 over the prior year.

  Results for the year ended June 30, 1997 include the unfavorable impact of a sales tax assessment from the State of Maine in the amount of $107,000, consisting of an $84,000 charge for sales taxes relating to calendar years 1991 through 1996, and a $23,000 charge for related interest thereon. Results for the year ended June 30, 1996 include the impact of a favorable settlement of disputed local business taxes to the City of York, Pennsylvania in the amount of $117,000 pertaining to fiscal years 1988 through 1995, consisting of $85,000 of taxes and $32,000 of accrued interest thereon. These items are hereafter referred to as the "state sales and local tax adjustments." In addition, the Company recorded $153,000 of non-operating income in fiscal 1997 relating to the unanticipated proceeds from a former investment.

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

  Freight and haulage revenues increased $1,184,000, or 11.6%, consisting of a 7.2% increase in the number of carloads handled and a 4.2% increase in average revenues per carload. Total traffic handled increased approximately 2,475 carloads from 34,550 for the year ended June 30, 1996 to 37,025 for the year ended June 30, 1997. The increase includes approximately 1,200 additional carloads on the Pennsylvania rail operations and 1,275 additional carloads on SLR operations in New England.

  The 1,200 carload net increase in traffic for Pennsylvania rail operations includes 725 additional low rated bridge moves and additional rail traffic generated by a variety of other customers, including 325 additional carloads to an on line paper manufacturer, 380 additional mini-train limestone shuttle service carloads, 275 additional carloads to an on line steel fabrication customer, 175 additional carloads generated by two new on line customers, 185 additional carloads generated by the Company's logistics operations, and a variety of less significant other increases in business. These increases were partially offset by a reduction of 525 carloads to an on line warehouse and distribution services customer as the result of the relocation of product to an alternative storage location, a reduction of 360 agricultural carloads as a result of rate increases imposed by a connecting carrier for a period of time earlier in fiscal 1997, and a reduction of 365 coal carloads (four unit coal trains) due to timing of shipments and the use of higher capacity railcars.

  The 1,275 carload increase in traffic on SLR includes 500 carloads attributable to a new local oil move to an on line paper manufacturer, 600 additional carloads to an on line building products distributor as a result of the expansion of its operations, 260 additional carloads to four new customers, three of which are located on line, and a variety of less significant increases. These increases were partially offset by a decrease of 375 paper related carloads as a result of lost business due to competitive routes.

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

  Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $166,000, or 11.8%, for the year ended June 30, 1997 as compared to the prior year. The number of railcars handled increased approximately 250 cars, or 15%, and related railcar transfer and value added revenues increased 16%. The increase includes additional agricultural products bulk transfer business as a result of the expansion of one feed broker's operations and the assumption of operations previously performed by another feed broker in March 1997. This increase was partially offset by a reduction in canned goods business as the movement of this product continues to shift to alternative modes of transportation, a reduction in paper business as a result of pulp and paper supply conditions, and a reduction in building products business as a result of the relocation of the Company's primary lumber reload customer's operations to a facility located on one of the Company's Pennsylvania rail lines in March 1997, where it intends to expand into other building products. The increase in transfer and value added revenues was more than offset by reductions in storage and truck brokering revenues associated with canned goods and paper business.

  The Company's rail intermodal terminal, which commenced operations on SLR in September 1994, generated an additional $156,000 of freight and intermodal handling revenues in fiscal 1997 as compared to the prior year. Intermodal volume increased approximately 4,300 trailers and containers, or 50%, from 8,600 trailers and containers in the prior year to 12,900 trailers and containers in fiscal 1997.

  Other operating revenues decreased $33,000 from fiscal 1996 to fiscal 1997 consisting of a decrease in demurrage revenues partially offset by additional easement income, railcar storage income and third party track work revenues.

  Non-operating income increased from $82,000 in fiscal 1996 to $167,000 in fiscal 1997. The fiscal 1997 amount includes $153,000 for the unanticipated proceeds from a former investment, while the prior year amount consists of gains on sales of non-essential real estate.

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

  Cost of operations increased $540,000, or 5.1%, from $10,521,000 for the year ended June 30, 1996 to $11,061,000 for the year ended June 30, 1997. Excluding the impact of the state sales and local tax adjustments, cost of operations increased $456,000, or 4.3%. This increase includes $576,000 additional railroad operating expenses, $90,000 additional intermodal operating expenses, and additional provisions under profit sharing and incentive compensation arrangements. These increases were partially offset by a $279,000 reduction in logistics operating expenses.

  The increase in railroad operating expenses of $576,000 is primarily attributable to additional transportation expense and, to a lesser extent, additional locomotive maintenance expense, partially offset by a reduction in maintenance of way expense. The increase in transportation expense includes additional operating costs associated with the 7.2% increase in traffic handled, including approximately $300,000 of additional costs associated with the new local oil move on SLR which includes fees for truck-to-rail transload services paid to an independent contractor, and additional locomotive fuel costs as a result of substantial price increases for a period of time during fiscal 1997. The increase in locomotive maintenance expense is attributable to a higher level of locomotive repairs for both Pennsylvania and New England operations as a result of the increase in traffic handled and aging of the Company's locomotive fleet. The decrease in maintenance of way expense is a result of more favorable weather conditions in fiscal 1997 as compared to the prior year, which also had a less significant favorable impact on transportation operating costs in fiscal 1997. The unusually heavy snowfall and cold temperatures in both the Mid-Atlantic and Northeast regions of the United States in fiscal 1996 had an unfavorable impact on all three of the Company's railroads. Additional labor costs, fuel usage and other operating expenses were required in order to keep the tracks clear and train operations running. SLR also incurred additional maintenance of way costs in fiscal 1996 to repair a washed out section of track after a flood in November 1995, and to clear a fire lane as a result of summer drought conditions.

  The $279,000 decrease in logistics operating expenses is primarily attributable to reductions in property rent and brokered freight expenses as a result of the decrease in canned goods and paper business, partially offset by additional operating costs in connection with the 15% increase in railcars handled.

  Rail intermodal operating expenses increased $90,000 due to additional fees paid to the terminal's independent operator as a result of the 50% volume increase over fiscal 1996 and additional security costs.

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

  Interest expense decreased $16,000 for the year ended June 30, 1997 as compared to the prior year. Interest expense decreased $71,000 excluding the impact of the state sales and local tax adjustments, despite an increase in the amount of long-term debt outstanding, due to the mix of debt which includes a greater amount of no and low interest government track work loans in fiscal 1997 as compared to the prior year.

  The provision for income taxes increased $107,000, from $290,000 for the year ended June 30, 1996 to $397,000 for the year ended June 30, 1997, while the effective tax rate decreased from 38% for fiscal 1996 to 34% for fiscal 1997. The increase in income tax expense is primarily the result of a $412,000 increase in income before income taxes, while the decrease in the effective tax rate is attributable to the mix of state taxable income and deferred tax requirements.

 Year 2000 Compliance Issues

  The Company has evaluated its risks with respect to year 2000 compliance issues and the impact on its information systems and operations, and has identified three significant risk areas. These include third party software utilized by the Company on its own information systems, outside service providers and value added networks, and information systems utilized by the Company's primary connecting rail carriers. The Company has investigated the potential impact of the year 2000 with respect to each significant risk area identified, and has determined that all critical software either is year 2000 compliant, is in the process of being modified to accommodate the year 2000, or is replaceable by alternative software options at a reasonable cost.

  The Company is reliant upon its third party vendors, outside service providers and value added networks, and connecting rail carriers to become year 2000 compliant for its successful transition into the new millennium. Since year 2000 compliance by these parties is outside of the Company's control, there can be no assurance that the systems critical to the Company's operations will be compliant by the year 2000. If any of these parties do not successfully achieve year 2000 compliance, the Company's operations may be adversely affected.

  The Company has engaged the services of an outside consultant to prepare a year 2000 compliance plan, which has been substantially completed, and is currently in the process of implementing the plan for all other hardware and software systems which may be affected by the year 2000. The Company does not anticipate that the cost of becoming year 2000 compliant will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Financial Statements and the notes and schedules thereto are listed under
Item 14 hereof.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                    PART III

  Items 10 through 12 have been omitted. A definitive proxy statement will be filed by the Company not later than 120 days after the close of its fiscal year, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  NONE

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

The Board of Directors
Emons Transportation Group, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Emons Transportation Group, Inc. and Subsidiaries included in this Form 10-K, and have issued our report thereon dated September 10, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule referred to in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Lancaster, PA
September 10, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors
Emons Transportation Group, Inc.:

  We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Lancaster, PA
September 10, 1998

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                 (INDEX TO FINANCIAL STATEMENTS AND SCHEDULES)

                                                                           PAGE
                                                                           ----
(a) (1) Financial Statements of Emons Transportation Group, Inc. and
 Subsidiaries:
   Consolidated Balance Sheets as of June 30, 1998 and 1997..............   24
   Consolidated Statements of Operations for the years ended June 30,
    1998, 1997 and 1996..................................................   25
   Consolidated Statements of Stockholders' Equity for the years ended
    June 30, 1998, 1997 and 1996.........................................   26
   Consolidated Statements of Cash Flows for the years ended June 30,
    1998, 1997 and 1996..................................................   27
   Notes to Consolidated Financial Statements............................   28
(2) Schedules Applicable to Consolidated Financial Statements:
Schedule III--Financial Statements of Emons Transportation Group, Inc.
 (Parent Company Only)
   Balance Sheets as of June 30, 1998 and 1997...........................   43
   Statements of Operations for the years ended June 30, 1998, 1997 and
    1996.................................................................   44
   Statements of Cash Flows for the years ended June 30, 1998, 1997 and
    1996.................................................................   45
   All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.
(b) No reports on Form 8-K were filed during the quarter ended June 30,
 1998.
(c) A list of exhibits can be found on pages 47 and 48 hereof.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1998 AND 1997

                                                         1998         1997
                                                      -----------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $ 2,677,004  $ 1,515,188
  Accounts receivable, less allowance of $158,800 in
   1998 and $102,898 in 1997.........................   2,210,900    2,405,304
  Materials and supplies.............................     191,845       87,154
  Prepaid expenses...................................     375,004      338,512
  Deferred income taxes (Note 8).....................     476,000       70,000
                                                      -----------  -----------
    Total current assets.............................   5,930,753    4,416,158
Property, plant and equipment, net (Note 1)..........  20,659,750   19,392,709
Deferred expenses and other assets...................     737,774      493,008
Deferred income taxes (Note 8).......................   1,345,000          --
                                                      -----------  -----------
TOTAL ASSETS......................................... $28,673,277  $24,301,875
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.................. $ 1,335,408  $   887,791
  Accounts payable...................................     964,453    1,045,742
  Accrued payroll and related expenses...............   1,665,185      995,880
  Income taxes payable...............................      95,519       81,569
  Other accrued expenses.............................   1,213,747    1,267,343
                                                      -----------  -----------
    Total current liabilities........................   5,274,312    4,278,325
Long-term debt (Note 5)..............................  11,006,767   10,976,339
Other liabilities....................................     758,238      814,040
Deferred income taxes (Note 8).......................         --     1,794,000
                                                      -----------  -----------
    Total Liabilities................................  17,039,317   17,862,704
                                                      -----------  -----------
Commitments and contingencies (Notes 6 and 11).......         --           --
Stockholders' Equity:
  Preferred stock, authorized 3,000,000 shares $0.14
   Series A Cumulative Convertible Preferred Stock,
   $0.01 par value, issued and outstanding 1,528,231
   and 1,650,857 shares at June 30, 1998 and 1997,
   respectively (redeemable at Company's option,
   involuntary liquidation value of $2.00 per share)
   (Note 7)..........................................      15,282       16,509
  Common stock, $0.01 par value, authorized
   15,000,000 shares, issued and outstanding
   6,039,811 and 5,800,624 shares at June 30, 1998
   and 1997, respectively............................      60,398       58,006
Additional paid-in capital...........................  23,733,554   23,503,442
Deficit.............................................. (11,871,499) (16,789,121)
                                                      -----------  -----------
                                                       11,937,735    6,788,836
Unearned compensation--restricted stock awards.......    (303,775)    (349,665)
                                                      -----------  -----------
    Total Stockholders' Equity.......................  11,633,960    6,439,171
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $28,673,277  $24,301,875
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                           1998         1997         1996
                                        -----------  -----------  -----------
Operating revenues..................... $17,445,037  $16,058,252  $14,917,077
Operating expenses:
  Cost of operations...................  11,970,552   11,061,247   10,521,232
  Selling and administrative...........   3,277,415    3,070,586    2,768,506
                                        -----------  -----------  -----------
    Total operating expenses...........  15,247,967   14,131,833   13,289,738
                                        -----------  -----------  -----------
Income from operations.................   2,197,070    1,926,419    1,627,339
Other income (expense):
  Interest income......................     100,993       86,080       74,827
  Interest expense.....................  (1,051,600)  (1,008,945)  (1,025,175)
  Other, net...........................     241,159      167,239       82,010
                                        -----------  -----------  -----------
    Total other income (expense).......    (709,448)    (755,626)    (868,338)
                                        -----------  -----------  -----------
Income before income taxes.............   1,487,622    1,170,793      759,001
Provision (benefit) for income taxes
 (Note 8)..............................  (3,430,000)     397,000      289,500
                                        -----------  -----------  -----------
Net income.............................   4,917,622      773,793      469,501
Preferred dividend requirements (Note
 10)...................................     218,275      233,150      237,771
                                        -----------  -----------  -----------
Income applicable to common
 shareholders.......................... $ 4,699,347  $   540,643  $   231,730
                                        ===========  ===========  ===========
Weighted average number of common
 shares (Notes 1 and 4):
  Basic................................   5,953,586    5,757,027    5,695,149
                                        ===========  ===========  ===========
  Diluted..............................   7,829,379    6,288,853    6,100,447
                                        ===========  ===========  ===========
Earnings per common share (Notes 1 and
 4):
  Basic................................ $      0.79  $      0.09  $      0.04
                                        ===========  ===========  ===========
  Diluted.............................. $      0.63  $      0.09  $      0.04
                                        ===========  ===========  ===========


          See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                             CUMULATIVE
                             CONVERTIBLE                                                       UNEARNED
                           PREFERRED STOCK      COMMON STOCK      ADDITIONAL     RETAINED    COMPENSATION
                          ------------------  ------------------    PAID-IN      EARNINGS     RESTRICTED  STOCKHOLDERS'
                           SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     (DEFICIT)    STOCK AWARDS    EQUITY
                          ---------  -------  ---------  -------  -----------  ------------  ------------ -------------
Balance at June 30,
 1995...................  1,726,950  $17,270  5,669,643  $56,696  $23,289,866  $(18,032,415)  $(215,101)   $ 5,116,316
Conversion of preferred
 stock..................    (46,720)    (468)    42,046      421           47           --          --             --
Cancellation of
 restricted stock
 issued.................        --       --      (8,000)     (80)      (7,920)          --        8,000            --
Amortization of unearned
 compensation...........        --       --         --       --           --            --       32,802         32,802
Net income..............        --       --         --       --           --        469,501         --         469,501
                          ---------  -------  ---------  -------  -----------  ------------   ---------    -----------
Balance at June 30,
 1996...................  1,680,230   16,802  5,703,689   57,037   23,281,993   (17,562,914)   (174,299)     5,618,619
Conversion of preferred
 stock..................    (29,373)    (293)    26,435      264           29           --          --             --
Shares issued pursuant
 to 1986 Stock Option
 Plan...................        --       --       4,000       40        4,085           --          --           4,125
Stock issued under
 restricted stock plan..        --       --      69,000      690      219,185           --     (219,875)           --
Cancellation of
 restricted stock
 issued.................        --       --      (2,500)     (25)      (1,850)          --        1,875            --
Amortization of unearned
 compensation...........        --       --         --       --           --            --       42,634         42,634
Net income..............        --       --         --       --           --        773,793         --         773,793
                          ---------  -------  ---------  -------  -----------  ------------   ---------    -----------
Balance at June 30,
 1997...................  1,650,857   16,509  5,800,624   58,006   23,503,442   (16,789,121)   (349,665)     6,439,171
Conversion of preferred
 stock..................   (122,626)  (1,227)   110,358    1,104          123           --          --             --
Shares issued pursuant
 to 1986 Stock Option
 Plan...................        --       --     110,500    1,105      109,796           --          --         110,901
Stock issued under
 restricted stock plan..        --       --      25,000      250       79,277           --      (79,527)           --
Stock issued in
 connection with
 acquisition of rail
 properties.............        --       --      85,000      850      170,150           --          --         171,000
Cancellation of
 restricted stock
 issued.................        --       --     (69,500)    (695)     (44,930)          --       45,625            --
Restricted stock
 repurchased and
 retired................        --       --     (22,171)    (222)     (84,304)          --          --         (84,526)
Amortization of unearned
 compensation...........        --       --         --       --           --            --       79,792         79,792
Net income..............        --       --         --       --           --      4,917,622         --       4,917,622
                          ---------  -------  ---------  -------  -----------  ------------   ---------    -----------
Balance at June 30,
 1998...................  1,528,231  $15,282  6,039,811  $60,398  $23,733,554  $(11,871,499)  $(303,775)   $11,633,960
                          =========  =======  =========  =======  ===========  ============   =========    ===========

          See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                             1998         1997         1996
                                          -----------  -----------  -----------
Cash flows from operating activities:
  Net income............................  $ 4,917,622  $   773,793  $   469,501
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation........................    1,257,847    1,170,720    1,136,301
    Amortization........................      153,721      130,146      127,201
    Gain on sale of assets..............      (26,266)     (14,273)     (82,010)
    Gain on forgiveness of debt.........     (121,820)         --           --
    Change in deferred income taxes.....   (3,545,000)     290,000      194,000
    Changes in assets and liabilities:
      Accounts receivable, materials and
       supplies and prepaid expenses....       53,221      117,939     (533,407)
      Accounts payable and accrued
       expenses.........................      548,370     (580,891)   1,095,986
      Other assets and liabilities,
       net..............................     (139,851)    (123,161)      22,827
                                          -----------  -----------  -----------
Net cash provided by operating
 activities.............................    3,097,844    1,764,273    2,430,399
                                          -----------  -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of assets..........      574,125       14,273      179,586
  Additions to property, plant and
   equipment............................   (1,417,103)  (2,310,977)  (2,801,382)
  Investment in acquired rail
   properties...........................     (927,644)         --           --
  Increase in deferred expenses.........      (20,188)         --           --
                                          -----------  -----------  -----------
Net cash used in investing activities...   (1,790,810)  (2,296,704)  (2,621,796)
                                          -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt.................................    8,476,696    1,894,853    1,025,775
  Reduction in long-term debt...........   (8,433,831)  (1,116,732)    (801,864)
  Debt issuance costs...................     (214,458)         --           --
  Proceeds from issuance of common
   stock................................       26,375        4,125          --
                                          -----------  -----------  -----------
Net cash provided by (used in) financing
 activities.............................     (145,218)     782,246      223,911
                                          -----------  -----------  -----------
Net increase in cash and cash
 equivalents............................    1,161,816      249,815       32,514
Cash and cash equivalents at beginning
 of year................................    1,515,188    1,265,373    1,232,859
                                          -----------  -----------  -----------
Cash and cash equivalents at end of
 year...................................  $ 2,677,004  $ 1,515,188  $ 1,265,373
                                          ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a. The Company and Operations

  Emons Transportation Group, Inc. ("Emons Transportation Group") is a freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States. Emons Transportation Group and its subsidiaries (collectively the "Company") own four short line railroads, operate rail/truck transfer facilities and a rail intermodal terminal, and provide customers with warehousing and logistics services for the movement and storage of freight.

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

 d. Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand and highly liquid short-term investments, including bank repurchase agreements, with a maturity of three months or less. Short-term instruments are carried at cost which approximates market value.

 e. Materials and Supplies

  Materials and supplies are stated at the lower of cost or market.

 f. Properties

  Property, plant and equipment are carried at cost less accumulated depreciation. The Company uses the Depreciation Accounting method for its four railroad operations, the Maryland and Pennsylvania Railroad ("MPA"), Yorkrail ("YKR"), Penn Eastern Rail Lines ("PRL") and the St. Lawrence & Atlantic Railroad ("SLR"). Under Depreciation Accounting, the initial cost or purchase price of railroad track structures is depreciated over the estimated useful life of the track structures, and the cost of replacing railroad track structures is capitalized and depreciated over the estimated useful life of the replacements. Government grants received for track rehabilitation programs relating to the replacement of railroad track structures are accounted for as a reduction of the related capitalized cost of the track structures.

  Depreciation expense is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 25 to 35 years for railroad track structures and from 3 to 20 years for all other assets.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  Property, plant and equipment at June 30, 1998 and 1997 consists of the following:

                                                           1998        1997
                                                        ----------- -----------
   Land and railroad track structures.................. $23,950,960 $22,347,581
   Equipment...........................................   5,240,435   4,473,853
   Buildings...........................................   2,200,449   2,160,155
   Other...............................................     156,744      60,560
                                                        ----------- -----------
                                                         31,548,588  29,042,149
   Less accumulated depreciation.......................  10,888,838   9,649,440
                                                        ----------- -----------
                                                        $20,659,750 $19,392,709
                                                        =========== ===========

 g. Deferred Expenses

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

 h. Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings per Share." FAS 128 is effective for financial statements for reporting periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. The Company adopted FAS 128 in fiscal 1998.

 i. Stock-Based Compensation

  The Company accounts for stock options issued under its stock option plans in accordance with Accounting Principals Board Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company has adopted the disclosure requirements of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation" which are provided in Note 12, "Stock-Based Compensation and Warrants."

 j. New Accounting Pronouncements

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("FAS 131") "Disclosures about Segments of an Enterprise and Related Information." FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the impact of this statement on the Company's consolidated financial statement disclosures.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


NOTE 2. ACQUISITION AND LEASE OF RAILROAD OPERATIONS

  Effective November 1, 1997, SLR entered into agreements to lease and operate all of the track, consisting of approximately 11 miles, and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. SLR acquired two locomotives and miscellaneous supplies from BMS in conjunction with this transaction for $65,000.

  In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire for $280,000. On December 29, 1997 this transaction was consummated and SLR commenced operations on this section of track on December 30, 1997.

  On November 7, 1997, through its newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc., the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator. On December 30, 1997, this transaction was consummated and operations commenced on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned, four lines leased from the Pennsylvania Department of Transportation, and a line leased from the owner of an industrial park. The $671,000 purchase price consisted of $250,000 in cash at closing, a $250,000 note payable on January 2, 1998, and 85,000 shares of the Company's Common Stock.

  The cash and note portion of the PRL acquisition and the purchase of locomotives from BMS were each funded by sale-leaseback transactions for the sale of the respective locomotives aggregating $557,000. The locomotives are leased for a period of seven years, and the lease agreements include buyout provisions for approximately 35% of the sales value at the end of the seventh year. These leases have been accounted for as capital leases. The acquisition of track from NHVT in the amount of $280,000 was funded under the Company's $2 million working capital facility.

  In July 1998, the Company entered into an Agreement in Principle to acquire a 94 mile rail line in Quebec, Canada from the Canadian National Railway Company ("CN") for Can$7 million. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and SLR at the Quebec/Vermont international border.

NOTE 3. SUPPLEMENTAL CASH DISCLOSURES

 a. Cash Payments

  The Company made the following cash payments for the fiscal years ended June 30, 1998, 1997 and 1996:

                                                    1998      1997       1996
                                                  -------- ---------- ----------
   Interest...................................... $968,529 $1,044,323 $1,044,323
   Income Taxes..................................  101,050     99,965     99,965

 b. Non-cash Investing and Financing Activities

  During fiscal 1998, the Company issued 85,000 shares of Common Stock valued at $171,000 in connection with the acquisition of Penn Eastern Rail Lines, Inc.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  During fiscal 1998, the Company entered into sale-leaseback transactions for ten locomotives in the amount of $557,000 in connection with the lease of Berlin Mills Railway Company and the acquisition of Penn Eastern Rail Lines, Inc.

  During fiscal 1998, the Company repurchased and retired 22,171 shares of restricted stock and issued 82,500 shares of stock pursuant to the 1986 Stock Option Plan.

NOTE 4. EARNINGS PER SHARE

  Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per common share for fiscal years 1997 and 1996 does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

  Earnings per share amounts are computed as follows:

                                              FOR THE YEAR ENDED JUNE 30, 1998
                                              ----------------------------------
                                                 INCOME       SHARES      EPS
                                              ------------  ----------- --------
   Net Income...............................  $  4,917,622
     Less: Preferred dividend requirements..      (218,275)
                                              ------------
   Basic EPS
     Income applicable to common
      shareholders..........................  $  4,699,347    5,953,586 $  0.79
                                                                        =======
   Effect of Dilutive Securities
     Stock options and warrants.............           --       472,599
     Convertible preferred stock............       218,275    1,403,194
                                              ------------  -----------
   Diluted EPS
     Income applicable to common
      shareholders plus assumed
      conversions...........................  $  4,917,622    7,829,379 $  0.63
                                              ============  =========== =======

                                            FOR THE YEAR ENDED JUNE 30, 1997
                                           -----------------------------------
                                              INCOME        SHARES      EPS
                                           ------------  ------------ --------
   Net Income............................. $    773,793
     Less: Preferred dividend
      requirements........................     (233,150)
                                           ------------
   Basic EPS
     Income applicable to common
      shareholders........................ $    540,643     5,757,027 $   0.09
                                                                      ========
   Effect of Dilutive Securities
     Stock options and warrants...........          --        531,826
     Convertible preferred stock..........          --            --
                                           ------------  ------------
   Diluted EPS
     Income applicable to common
      shareholders plus assumed
      conversions......................... $    540,643     6,288,853 $   0.09
                                           ============  ============ ========

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                            FOR THE YEAR ENDED JUNE 30, 1996
                                           -----------------------------------
                                              INCOME        SHARES      EPS
                                           ------------  ------------ --------
   Net Income............................. $    469,501
     Less: Preferred dividend
      requirements........................     (237,771)
                                           ------------
   Basic EPS
     Income applicable to common
      shareholders........................ $    231,730     5,695,149 $   0.04
                                                                      ========
   Effect of Dilutive Securities
     Stock options and warrants...........          --        405,298
     Convertible preferred stock..........          --            --
                                           ------------  ------------
   Diluted EPS
     Income applicable to common
      shareholders plus assumed
      conversions......................... $    231,730     6,100,447 $   0.04
                                           ============  ============ ========

  The effect of this accounting change did not have a material impact on previously reported earnings per share.

NOTE 5. LONG-TERM DEBT

  Long-term debt at June 30, 1998 and 1997 consists of the following:

                                                          1998        1997
                                                       ----------- -----------
   Term Loan Facility, interest at prime or
    eurodollar rate, plus applicable margin, at the
    Company's option.................................  $ 7,525,000 $       --
   Working Capital Facility, interest at prime or
    eurodollar rate, plus applicable margin, at the
    Company's option.................................      250,000         --
   SLR Revolver Commitment, interest at prime........          --    3,500,000
   SLR Term Note, interest at 11%....................          --    3,756,744
   SLR $1,500,000 Promissory Note, interest at 8.5%..    1,378,179   1,500,000
   SLR Deferred Interest Note, interest at prime.....       54,316      97,768
   SLR 1994 Track Rehabilitation Assistance Loan from
    the State of Maine, non-interest bearing.........      560,588     603,710
   SLR 1995 Track Rehabilitation Assistance Loan from
    the State of Maine, non-interest bearing.........       89,565     102,274
   SLR 1995 Track Rehabilitation Assistance Loan from
    the State of New Hampshire, interest at 4.95%....    1,179,145   1,170,715
   YKR Senior Secured Term Loan, interest at 8.94%...          --      164,005
   YKR Senior Secured Term Loan, interest at prime
    plus 2%..........................................          --      225,000
   YKR Seller Land Financing, interest at 10%........       56,667     113,333
   Capital Lease Obligations--Locomotives, interest
    at 7.5%..........................................      530,192         --
   Railroad Liability Insurance Financing, interest
    at 8.16%.........................................      620,643     485,091
   Equipment Loans, interest ranging from 10.29% to
    12%..............................................       97,880     145,490
                                                       ----------- -----------
                                                        12,342,175  11,864,130
   Less current portion..............................    1,335,408     887,791
                                                       ----------- -----------
                                                       $11,006,767 $10,976,339
                                                       =========== ===========

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  The prime rate and eurodollar rates at June 30, 1998 were 8.5% and 5.6875%, respectively.

  On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Agreement") with a new lender which provided a $7,775,000 seven year term loan and a $2 million working capital facility. The $7,775,000 proceeds from the term loan were utilized to retire the SLR Revolver Commitment, the SLR Term Note and the two outstanding YKR Senior Secured Term Loans, and to pay a portion of the refinancing costs. The term loan is payable in quarterly installments, with a balloon payment at the end of the seventh year, in accordance with the following schedule:

                                                                     QUARTERLY
        QUARTER ENDING                                                PAYMENT
        --------------                                               ----------
   September 30, 1997--June 30, 1998................................ $   62,500
   September 30, 1998--June 30, 1999................................    150,000
   September 30, 1999--June 30, 2001................................    200,000
   September 30, 2001--June 30, 2002................................    262,500
   September 30, 2002--June 30, 2003................................    300,000
   September 30, 2003--March 31, 2004...............................    325,000
   June 30, 2004....................................................  2,100,000

  The Company is required to make additional principal payments within 120 days after the end of each fiscal year equal to 50% of "Excess Cash Flow," as defined in the Agreement, which is deducted from the balloon payment. The Excess Cash Flow payment required based upon the Company's operating results for the year ended June 30, 1998 is estimated to total $235,000.

  The initial term of the working capital facility is two years, and borrowings under this facility are limited based upon eligible accounts receivable as defined in the Agreement. As of June 30, 1998, the Company had borrowings of $250,000 outstanding under the working capital facility, and had additional availability of $967,000 computed in accordance with the facility's eligibility criteria.

  Interest on both the term loan and working capital borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 0.0% to 0.5% for prime based borrowings, and from 1.75% to 3% for eurodollar based borrowings, depending upon the Company's financial performance. As of June 30, 1998, the applicable margin was 0.0% for prime based borrowings and 2.5% for eurodollar based borrowings. The non-use fee on the working capital facility ranges from 0.25% to 0.5%, also based upon the Company's financial performance, and was 0.5% at June 30, 1998.

  The term loan and working capital facility borrowings are secured by all of the assets of the Company, and the Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures, lease commitments, and dividends. The Agreement also required that the Company enter into an interest rate contract by September 30, 1997, with respect to a principal amount of at least one-half of the available term loan balance. Accordingly, on September 23, 1997, the Company entered into a five year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding.

  The SLR $1,500,000 Promissory Note is subordinated to the $7,775,000 term loan and $2 million working capital facility. In conjunction with the aforementioned refinancing transaction, the Company renegotiated the

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

terms of the SLR Operating and Marketing Agreement with CN, SLR's primary connecting carrier, including the terms of the $1,500,000 Promissory Note. In accordance with the revised agreement, the $1,500,000 Promissory Note is being amortized on a quarterly basis over a seven year period commencing October 1, 1997, at an assumed interest rate of 8.5%, without any principal or interest payment requirements provided that the Company continues to own and operate SLR. Principal payments amortized and interest forgiven in fiscal 1998 totaled $121,820 and $93,073, respectively, and are included in "Other income" in the accompanying Consolidated Statements of Operations. The SLR Deferred Interest
Note is payable in monthly installments of $3,621, plus interest at prime, until paid in full.

  In fiscal 1994, the State of Maine awarded SLR a $646,832 non-interest bearing term loan in connection with the State's track rehabilitation assistance program. The term loan is payable in semi-annual installments of $21,561 through June 30, 2011. In September 1995, the State of Maine awarded SLR an additional $463,158 non-interest bearing term loan under the State's track rehabilitation assistance program, $159,039 of which had been drawn as of June 30, 1998. This additional term loan is payable in semi-annual installments of $23,158. In fiscal 1995, the State of New Hampshire awarded SLR a $1,150,000, 4.95% track rehabilitation assistance term loan, $1,144,121 of which had been drawn as of June 30, 1998. This term loan, plus interest accrued in the amount of $52,825, is payable in quarterly installments of $23,656, including principal and interest, through December 2017.

  The final payment for the YKR Seller Land Financing in the amount of $56,667 is payable in August 1998. The Company's Railroad Liability Insurance Financing is payable in monthly installments of $18,143, including principal and interest, over a 30 month period through November 2000. The Equipment Loans are payable in various amounts ranging up to $2,357 per month, including interest, and mature at various dates through November 2000.

  Maturities of debt over the next five years are as follows:

   FISCAL YEAR                                                        AMOUNT DUE
   -----------                                                        ----------
    1999............................................................. $1,335,408
    2000.............................................................  1,719,121
    2001.............................................................  1,269,878
    2002.............................................................  1,414,054
    2003.............................................................  1,590,055

  The fair value of debt obligations outstanding, which approximates market value, and the five year interest rate swap agreement at June 30, 1998 was approximately $12,276,000.

NOTE 6. LEASE COMMITMENTS

 a. Capital Leases

  In December 1997, the Company entered into sale-leaseback transactions for the sale of ten locomotives in the amount of $557,000, which have been accounted for as capital leases. The locomotives are leased for a period of seven years, and the lease includes a buyout for approximately 35% of the sales value at the end of the seventh year.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


 b. Operating Leases

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

  As described more fully in Note 2, "Acquisition and Lease of Railroad Operations," SLR entered into a Lease Agreement to lease all of the track, consisting of approximately 11 miles, and property owned by BMS. SLR is required to make monthly lease payments of $8,333, adjusted annually by an escalation provision based upon a specified railroad inflation index. The Lease Agreement includes an initial term of ten years and a five year renewal option.

  As described more fully in Note 2, "Acquisition and Lease of Railroad Operations," PRL acquired five leased rail lines, one from the owner of an industrial park for $1 per year, and four from the Pennsylvania Department of Transportation ("PennDOT"). The line leased from the owner of the industrial park includes an initial five year term that expires December 2002, and three successive five year renewal periods. The Company has the right of first refusal to purchase the rail line during the initial term and any renewal term should the owner decide to sell the rail line. The lines leased from PennDOT include a five year lease term that expires June 30, 2000. PRL is required to have an appraisal of each line performed no later than March 31, 1999, at which time PennDOT has the right to sell each line for its net liquidation value, subject to certain adjustments, and the remaining term of the lease agreement for each line that is sold will be canceled. PRL has the right of first refusal with respect to the sale of each line.

 c. Future Minimum Lease Payments

  Future minimum lease commitments under non-cancelable leases as of June 30, 1998 are as follows:

                                                           OPERATING   CAPITAL
   FISCAL YEAR                                               LEASES    LEASES
   -----------                                             ---------- ---------
    1989.................................................. $  640,381 $  80,595
    2000..................................................    569,416    80,595
    2001..................................................    519,052    80,595
    2002..................................................    437,449    80,595
    2003..................................................    390,841    80,595
    2004 and thereafter...................................  2,861,873   309,129
                                                           ---------- ---------
   Total future minimum lease payments.................... $5,419,012   712,104
                                                           ==========
   Less--amount representing interest, at 7.5%............             (181,912)
                                                                      ---------
   Present value of future minimum lease payments.........            $ 530,192
                                                                      =========

  Rent expense totaled $1,073,610, $1,190,601 and $1,116,477 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


NOTE 7. PREFERRED STOCK

  As of June 30, 1998, a total of 1,528,231 shares of $0.14 Series A Cumulative Convertible Preferred Stock were issued and outstanding. The principal terms of the Preferred Stock are as follows:

    a. Liquidation value is $2.00 per share.

    b. Dividends, when and as declared by the Board of Directors, are cumulative and payable semi-annually on January 1 and July 1 each year at a rate of $0.14 per share per annum.

    c. The Preferred Stock may be redeemed, in whole or in part, at the option of the Company at any time after September 27, 1997 for $2.00 per share.

    d. Holders of the $0.14 Series A Cumulative Convertible Preferred Stock have the right to vote (on a one vote per share basis) as a class together with the holders of Common Stock on all matters.

    e. Each share of $0.14 Series A Cumulative Convertible Preferred Stock is convertible, at any time, into nine-tenths shares of Common Stock.

NOTE 8. INCOME TAXES

  The provision for income taxes for the years ended June 30, 1998, 1997 and 1996 is comprised of the following:

                                                     1998        1997     1996
                                                  -----------  -------- --------
   Current:
     Federal..................................... $    45,000  $ 17,000 $  7,000
     State.......................................      70,000    90,000   88,500
                                                  -----------  -------- --------
       Total current.............................     115,000   107,000   95,500
                                                  -----------  -------- --------
   Deferred:
     Federal.....................................  (3,420,000)  232,000  122,000
     State.......................................    (125,000)   58,000   72,000
                                                  -----------  -------- --------
       Total deferred............................  (3,545,000)  290,000  194,000
                                                  -----------  -------- --------
       Total..................................... $(3,430,000) $397,000 $289,500
                                                  ===========  ======== ========

  The Company utilized approximately $2,200,000 of federal and $1,300,000 of state net operating loss carryforwards in computing the fiscal 1998 current provision for income taxes.

  Deferred tax assets and liabilities are comprised of the following at June 30, 1998 and 1997:

                                                         1998         1997
                                                      -----------  -----------
   Deferred tax assets:
     Accrued expenses................................ $ 1,000,000  $   712,000
     Net operating loss carryforwards................  15,110,000   21,345,000
                                                      -----------  -----------
                                                       16,110,000   22,057,000
   Valuation allowance............................... (11,896,000) (21,539,000)
                                                      -----------  -----------
                                                        4,214,000      518,000
   Deferred tax liabilities:
     Property, plant and equipment...................  (2,393,000)  (2,242,000)
                                                      -----------  -----------
   Net deferred tax asset (liability)................ $ 1,821,000  $(1,724,000)
                                                      ===========  ===========

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  At June 30, 1998, the Company had approximately $44,000,000 of federal net operating loss carryforwards available, which expire in various years from fiscal 1999 through fiscal 2008, a significant portion of which expire in fiscal 2002.

  The valuation allowance has been provided to reduce the deferred tax assets, which relate principally to the Company's net operating loss carryforwards, to the estimated recoverable amount based upon the estimated utilization of the deferred tax assets. The Company continually reassesses the estimated amount of deferred tax assets that it believes it will be able to utilize in the future. In fiscal 1998, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3,545,000 relating principally to its net operating loss carryforwards. Based upon the sustained significant increase in taxable income in the current year, new business added to the Company's railroad operations in the current year, and acquisitions completed during the current year, the Company recognized additional tax benefits in fiscal 1998 because its reassessment indicated that it appeared more likely than not that the benefits will be realized.

  A reconciliation of the difference between the United States statutory federal income tax rate and the Company's effective income tax rate for the years ended June 30, 1998, 1997 and 1996 is as follows:

                                                          1998    1997  1996
                                                         ------   ----  -----
   United States statutory tax rate.....................   34.0%  34.0%  34.0%
   State income taxes, net of federal income taxes......   (2.4)   8.3   13.9
   Reduction of prior valuation allowance against net
    operating loss carryforwards........................ (263.4)  (9.6) (12.1)
   Other, net...........................................    1.2    1.2    2.3
                                                         ------   ----  -----
   Effective Tax Rate................................... (230.6)% 33.9%  38.1%
                                                         ======   ====  =====

NOTE 9. CUSTOMER CONCENTRATIONS

  The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, many of whom are involved in the pulp and paper industry.

  Two customers each accounted for approximately 10% of the Company's fiscal 1998 total operating revenues, one customer accounted for approximately 10% of the Company's fiscal 1997 operating revenues, and one customer accounted for approximately 12% of fiscal 1996 operating revenues.

NOTE 10. DIVIDENDS

  On November 20, 1997, and June 18, 1998, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1998 and July 1, 1998, respectively. Dividends in arrears as of June 30, 1998 aggregated $1,711,619 as compared to $1,617,840 for the prior year.

NOTE 11. CONTINGENCIES

  Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act ("FELA"), a fault based system under which injuries to and deaths of railroad employees are settled by negotiations or

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims.

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

  As of June 30, 1998, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 680 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 675 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

  On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court.

  Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1997 to June 30, 1998, 30 new actions were commenced in which Industries was named as a defendant and 238 lawsuits were settled or dismissed at no liability to Industries. Included in the cases outstanding as of June 30, 1998, 365 were commenced in the prior year in a single filing in a state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable from pain and suffering. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, 289 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions for reargument and to stay implementation of the decision.

  Management intends to vigorously defend all of these actions. In the event that the bankruptcy decision is reversed by the appellate court, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability, if any, in excess of insurance coverage and existing reserves in the pending cases, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


 Environmental Liability

  During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $100,000 to $200,000, although final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

 Railroad Industry Consolidation

  The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. Consolidated Rail Corporation, which interchanges traffic with the Company's Pennsylvania rail operations, is being divided and acquired by the Norfolk Southern Railroad and CSX Corporation. The Canadian National Railway, which interchanges traffic with SLR, announced that it will acquire the Illinois Central Railroad, pending approval from the Surface Transportation Board. While the Company does not anticipate any significant negative impact as a result of these consolidations, and believes that they may create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

NOTE 12. STOCK-BASED COMPENSATION AND WARRANTS

 a. Stock Option Plans

  In November 1996, the Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "Plan"), which replaced the Company's expiring 1986 Stock Option Plan. The terms of the new Plan are substantially the same as the terms of the 1986 Stock Option Plan. The Plan provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock to key employees. Under the Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. During fiscal 1998, the Company issued options to purchase 226,000 shares of the Company's Common Stock under the Plan at prices ranging from $1.8750 to $3.9063, which vest over periods ranging from three to five years. As of June 30, 1998, 146,000 options were available for issuance under the Plan.

  Separate from the above plans, the Company has granted stock options to its non-employee directors on various dates from fiscal 1988 through fiscal 1998 to purchase shares of the Company's Common Stock at exercise prices equal to the fair market value of the stock on the date of grant. The vesting period for these options ranges from three to four years, and these options expire ten years from the date of grant.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  A summary of stock option activity under the stock option plans described above is as follows:

                                                    OPTION PRICE PER SHARE
                                                ------------------------------
                                  STOCK OPTIONS     RANGE     WEIGHTED AVERAGE
                                  ------------- ------------- ----------------
   Balance at June 30, 1995......    715,000     $0.81-$2.56      $   1.05
     Options granted.............     60,000       1.25-2.44          1.69
     Options forfeited...........    (32,500)      0.91-2.56          1.51
                                    --------
   Balance at June 30, 1996......    742,500       0.81-2.44          1.08
     Options granted.............    220,500       2.28-3.25          3.16
     Options exercised...........     (4,000)      1.00-1.06          1.03
     Options forfeited...........    (36,000)      0.91-1.06          1.01
                                    --------
   Balance at June 30, 1997......    923,000       0.81-3.25          1.58
     Options granted.............    256,000       1.88-3.91          2.76
     Options exercised...........   (110,500)      0.81-1.06          1.00
     Options forfeited...........   (144,500)      0.81-3.25          1.84
                                    --------
   Balance at June 30, 1998......    944,500       0.81-3.91          1.93
                                    ========
                                  JUNE 30, 1998 JUNE 30, 1997  JUNE 30, 1996
                                  ------------- ------------- ----------------
   Options exercisable...........    425,599         377,333       223,750
   Weighted average exercise
    price........................   $   1.26     $      1.04      $   0.99

  A summary of stock option information regarding options outstanding at June 30, 1998 is as follows:

                                       WEIGHTED   WEIGHTED    STOCK    WEIGHTED
   RANGE OF              UNEXERCISED   AVERAGE    AVERAGE    OPTIONS   AVERAGE
   EXERCISE                 STOCK     REMAINING   EXERCISE  CURRENTLY  EXERCISE
   PRICES                  OPTIONS   LIFE (YEARS)  PRICE   EXERCISABLE  PRICE
   --------              ----------- ------------ -------- ----------- --------
   $0.75-$1.25..........   457,500       6.6       $1.03     359,500    $1.02
   1.26-2.25............   115,000       8.8        1.79      18,666     1.54
   2.26-3.25............   314,000       9.0        3.06      47,433     2.96
   3.26-4.00............    37,500       9.7        3.91
                           -------                           -------
     Total..............   924,000       7.8        1.93     425,599     1.26
                           =======                           =======

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


  The Company accounts for stock options issued under its stock option plans in accordance with APB Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company's pro forma net income and earnings per share under the provisions of FAS 123 for the years ended June 30, 1998, 1997 and 1996 would have been as follows:

                                                      1998      1997     1996
                                                   ---------- -------- --------
Net income:
  As reported..................................... $4,917,622 $773,793 $469,501
  Pro forma.......................................  4,759,774  721,741  460,668
  Basic earnings per share:
    As reported................................... $     0.79 $   0.09 $   0.04
    Pro forma.....................................       0.76     0.08     0.04
  Diluted earnings per share:
    As reported................................... $     0.63 $   0.09 $   0.04
    Pro forma.....................................       0.61     0.08     0.04
Weighted average fair value of options granted.... $     2.08 $   2.38 $   1.26

  The pro forma information provided above does not include the impact of stock options granted prior to July 1, 1995. As a result, compensation cost under FAS 123 included in the determination of the pro forma information may not be representative of what compensation cost would have been had the provisions of FAS 123 been applied to prior years, and may not be indicative of compensation cost under FAS 123 in future years. The fair value of options granted on the date of grant included in the pro forma information for the years ended June 30, 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                     1998      1997      1996
                                                   --------  --------  --------
   Weighted average:
     Risk free interest rate......................      6.0%      6.8%      6.7%
     Expected life................................ 10 years  10 years  10 years
     Expected volatility..........................     60.4%     58.4%     57.7%
     Expected dividend yield......................      0.0%      0.0%      0.0%

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

               FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


 b. Restricted Stock Plan

  The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years. At June 30, 1998, 1997 and 1996, 314,450, 269,950 and 336,450 shares were available for issuance, respectively. A summary of activity under the Company's Restricted Stock Plan is as follows:

                                                        1998     1997    1996
                                                       ------- -------- -------
   Awards:
     Shares...........................................  25,000   69,000     --
     Fair value at date of grant...................... $79,527 $219,875 $   --
   Cancellations:
     Shares...........................................  69,500    2,500   8,000
     Fair value at date of grant...................... $45,625 $  1,875 $ 8,000
   Compensation expense............................... $79,792 $ 42,634 $32,802

 c. Common Stock Warrants

  At June 30, 1998, the Company had warrants outstanding to purchase up to 160,000 shares of common stock at prices ranging from $1.00 to $2.625 per share.

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             THREE MONTHS ENDED
                               ----------------------------------------------
                               SEPTEMBER 30 DECEMBER 31  MARCH 31   JUNE 30
                               ------------ ----------- ---------- ----------
   FOR THE FISCAL YEAR ENDED
    JUNE 30, 1998:
   Operating revenues.........  $4,102,957  $4,070,869  $4,292,856 $4,978,355
   Income from operations.....     564,660     563,190     300,918    768,302
   Net income.................     220,977     429,681     125,894  4,141,070
   Earnings per common share:
     Basic....................  $     0.03  $     0.06  $     0.01 $     0.68
     Diluted..................        0.03        0.06        0.01       0.53
   FOR THE FISCAL YEAR ENDED
    JUNE 30, 1997:
   Operating revenues.........  $3,929,894  $4,094,299  $3,853,105 $4,180,954
   Income from operations.....     518,611     562,259     238,672    606,877
   Net income.................     175,547     203,969     102,383    291,894
   Earnings per common share:
     Basic....................  $     0.02  $     0.03  $     0.01 $     0.04
     Diluted..................        0.02        0.02        0.01       0.04

                        EMONS TRANSPORTATION GROUP, INC.
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                          AS OF JUNE 30, 1998 AND 1997

                                                        1998          1997
                                                    ------------  ------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................ $  2,360,767  $    390,391
  Accounts receivable..............................        4,285        10,957
  Prepaid expenses and other current assets........       45,183        24,264
  Due from affiliates..............................    2,178,625     3,901,542
  Deferred income taxes............................      392,000        14,000
                                                    ------------  ------------
    Total current assets...........................    4,980,860     4,341,154
Investments in subsidiaries at equity..............   12,283,786     2,242,123
Property and equipment, net of accumulated
 depreciation of $501,219 and $472,982 as of June
 30, 1998 and 1997, respectively...................       77,513        76,086
Due from affiliates................................    1,116,739     1,956,592
Deferred income taxes..............................    1,719,000           --
Other assets.......................................      113,925        21,515
                                                    ------------  ------------
TOTAL ASSETS....................................... $ 20,291,823  $  8,637,470
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt................ $     69,363  $     13,121
  Accounts payable.................................       58,714        63,405
  Accrued payroll and related expenses.............      264,161       155,175
  Income taxes payable.............................      265,720        30,720
  Other accrued expenses...........................      108,786       121,534
  Due to affiliates................................    7,040,580           --
                                                    ------------  ------------
    Total current liabilities......................    7,807,324       383,955
Long-term debt.....................................      100,539        41,344
Note payable to affiliate..........................      750,000       450,000
Deferred income taxes..............................          --      1,323,000
                                                    ------------  ------------
    Total Liabilities..............................    8,657,863     2,198,299
                                                    ------------  ------------
Stockholders' Equity:
  Preferred stock, authorized 3,000,000 shares
   $0.14 Series A Cumulative Convertible Preferred
   Stock, $0.01 par value, issued and outstanding
   1,528,231 and 1,650,857 shares at June 30, 1998
    and 1997, respectively.........................       15,282        16,509
  Common stock, $0.01 par value, authorized
   15,000,000 and 11,000,000 shares at June 30,
   1998 and 1997, respectively, issued and
   outstanding 6,039,811 and 5,800,624 shares at
   June 30, 1998 and 1997, respectively............       60,398        58,006
  Additional paid-in capital.......................   23,733,554    23,503,442
  Deficit..........................................  (11,871,499)  (16,789,121)
                                                    ------------  ------------
                                                      11,937,735     6,788,836
Unearned compensation--restricted stock awards.....     (303,775)     (349,665)
                                                    ------------  ------------
    Total Stockholders' Equity.....................   11,633,960     6,439,171
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $ 20,291,823  $  8,637,470
                                                    ============  ============

                        EMONS TRANSPORTATION GROUP, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                            1998         1997         1996
                                         -----------  -----------  -----------
Operating revenues:
  Intercompany management fees.........  $ 2,015,556  $ 1,762,846  $ 1,471,555
                                         -----------  -----------  -----------
Operating expenses:
  General and administrative expenses..    1,968,840    1,727,671    1,451,705
  Depreciation.........................       28,347       24,978       21,733
                                         -----------  -----------  -----------
    Total operating expenses...........    1,997,187    1,752,649    1,473,438
                                         -----------  -----------  -----------
Income (loss) from operations..........       18,369       10,197       (1,883)
Other income (expense):
  Intercompany interest income.........      577,428          --           --
  Interest and other income............       55,324       35,359       35,670
  Interest expense.....................      (73,693)     (45,556)     (33,787)
                                         -----------  -----------  -----------
    Total other income (expense).......      559,059      (10,197)       1,883
                                         -----------  -----------  -----------
Income before income taxes and equity
 in undistributed net earnings of
 subsidiaries..........................      577,428          --           --
Provision (benefit) for income taxes...   (3,331,537)      20,000       10,000
                                         -----------  -----------  -----------
Income (loss) before equity in
 undistributed net earnings of
 subsidiaries..........................    3,908,965      (20,000)     (10,000)
Equity in undistributed net earnings of
 subsidiaries..........................    1,008,657      793,793      479,501
                                         -----------  -----------  -----------
Net income.............................  $ 4,917,622  $   773,793  $   469,501
                                         ===========  ===========  ===========

                        EMONS TRANSPORTATION GROUP, INC.
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                1998         1997       1996
                                             -----------  ----------  ---------
Cash flows from operating activities:
  Net income...............................  $ 4,917,622  $  773,793  $ 469,501
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation...........................       28,347      24,978     21,733
    Amortization of deferred compensation..       79,792      42,634     32,802
    Equity in net earnings of
     subsidiaries..........................   (1,008,657)   (793,793)  (479,501)
    Change in deferred income taxes........   (3,376,537)      2,000      1,000
    Changes in assets and liabilities:
      Accounts receivable, prepaid expenses
       and other current assets............      (14,247)     46,495     (6,233)
      Accounts payable and accrued
       expenses............................      326,547       1,164    (14,139)
      Other assets.........................      (92,410)     11,475     (5,079)
                                             -----------  ----------  ---------
Net cash provided by operating activities..      860,457     108,746     20,084
                                             -----------  ----------  ---------
Cash flows from investing activities:
  Additions to property and equipment......      (29,665)     (8,375)   (68,347)
  Investments in subsidiaries..............   (9,739,006)        --         --
  (Increase) decrease in due to/from
   affiliates, net.........................   10,030,778  (2,392,426)    53,467
  Dividends received from subsidiaries.....      706,000   2,200,000        --
  Proceeds from issuance of common stock...       26,375       4,125        --
                                             -----------  ----------  ---------
Net cash provided by (used in) investing
 activities................................      994,482    (196,676)   (14,880)
                                             -----------  ----------  ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term
   debt....................................      142,830         --      75,300
  Reduction in long-term debt..............      (27,393)    (12,938)    (7,897)
                                             -----------  ----------  ---------
Net cash provided by (used in) financing
 activities................................      115,437     (12,938)    67,403
                                             -----------  ----------  ---------
Net increase (decrease) in cash and cash
 equivalents...............................    1,970,376    (100,868)    72,607
Cash and cash equivalents at beginning of
 year......................................      390,391     491,259    418,652
                                             -----------  ----------  ---------
Cash and cash equivalents at end of year...  $ 2,360,767  $  390,391  $ 491,259
                                             ===========  ==========  =========

  PURSUANT TO THE REQUIREMENT OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THERETO DULY AUTHORIZED.

                                          Emons Transportation Group, Inc.

       /s/ Robert Grossman             Chairman of the Board of   September 24, 1998
*By: _________________________________  Directors, President and
           ROBERT GROSSMAN,             Chief Executive Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----


       /s/ Robert Grossman             Chairman of the Board of   September 24, 1998
______________________________________  Directors, President and
           ROBERT GROSSMAN,             Chief Executive Officer

       /s/ Scott F. Ziegler            Vice President--Finance,   September 24, 1998
______________________________________  Controller and Secretary,
          SCOTT F. ZIEGLER,             signing on behalf of the
                                        registrant as its
                                        principal accounting
                                        officer and as Director

    /s/ Robert J. Smallacombe          Director                   September 24, 1998
______________________________________
        ROBERT J. SMALLACOMBE,

         /s/ Dean H. Wise              Director                   September 24, 1998
______________________________________
            DEAN H. WISE,

       /s/ Alfred P. Smith             Director                   September 24, 1998
______________________________________
           ALFRED P. SMITH,

     /s/ Kimberly A. Madigan           Director                   September 24, 1998
______________________________________
         KIMBERLY A. MADIGAN,

       /s/ Michael J. Blake            Director                   September 24, 1998
______________________________________
          MICHAEL J. BLAKE,

                                   EXHIBITS

  The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                     PAGE IN
 EXHIBIT                                                          SEQUENTIALLY
 NUMBER                          EXHIBIT                          NUMBERED COPY
 -------                         -------                          -------------
  3(a)   Certificate of Incorporation for Emons Holdings, Inc.
         dated December 19, 1986 (incorporated by reference
         from Emons Holdings, Inc. Report on Form 10-K for the
         year ended June 30, 1987, Exhibit Number 3 (a))               --

  3(b)   Certificate of Amendment of Certificate of
         Incorporation for Emons Holdings, Inc. dated September
         26, 1989 (incorporated by reference from Emons
         Holdings, Inc. Report on Form 10-Q for the quarter
         ended September 30, 1989, Exhibit Number 3 (b))               --

  3(c)   Amended and Restated By-Laws for Emons Holdings, Inc.
         (incorporated by reference from Emons Holdings, Inc.
         Report on Form 10-Q for the quarter ended September
         30, 1989, Exhibit Number 3 (c))                               --

  3(d)   Certificate of Amendment of Certificate of
         Incorporation of Emons Holdings, Inc. dated November
         18, 1993 (incorporated by reference from Emons
         Transportation Group, Inc. Report on Form 10-Q for the
         quarter ended December 31, 1993, Exhibit Number 3 (d))        --

 10(a)   Lease Agreement dated July 19, 1994 by and between the
         City of Auburn, Maine and Maine Intermodal
         Transportation, Inc. (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for the year ended June 30, 1995, Exhibit Number 10
         (a))                                                          --

 10(b)   Amended and Restated Employment Agreement with Robert
         Grossman dated December 31, 1989 (incorporated by
         reference from Emons Transportation Group, Inc. Report
         on Form 10-K for the year ended June 30, 1997, Exhibit
         Number 10 (b))                                                --

 10(c)   Amendment to the Amended and Restated Employment
         Agreement with Robert Grossman dated May 26, 1994
         (incorporated by reference from Emons Transportation
         Group, Inc. Report on Form 10-K for the year ended
         June 30, 1997, Exhibit Number 10 (c))                         --

 10(d)   Amendment to the Amended and Restated Employment
         Agreement with Robert Grossman dated June 17, 1998            --

 10(e)   Loan and Security Agreement dated August 15, 1997
         among Emons Transportation Group, Inc., Emons
         Industries, Inc., Emons Finance Corp., Maryland and
         Pennsylvania Railroad, Emons Logistics Services, Inc.,
         Maine Intermodal Transportation, Inc., Emons Railroad
         Group, Inc., Yorkrail, Inc., and St. Lawrence &
         Atlantic Railroad, as the Borrowers, and LaSalle
         National Bank, as the Lender (incorporated by
         reference from Emons Transportation Group, Inc. Report
         on Form 10-K for the year ended June 30, 1997, Exhibit
         Number 10 (f))                                                --

 10(f)   Lease Agreement dated as of November 1, 1997 between
         St. Lawrence & Atlantic Railroad Company and Berlin
         Mills Railway, Inc. (incorporated by reference from
         Emons Transportation Group, Inc. Report on Form 10-Q
         for the quarter ended September 30, 1997, Exhibit
         Number 10 (b))                                                --

                                                                     PAGE IN
 EXHIBIT                                                          SEQUENTIALLY
 NUMBER                          EXHIBIT                          NUMBERED COPY
 -------                         -------                          -------------
 10(g)   Asset Purchase Agreement between John C. Nolan,
         Lancaster Northern Railway, Inc., Chester Valley
         Railway, Inc., East Penn Railways, Inc., and Bristol
         Industrial Terminal Railway, Inc. and Penn Eastern
         Rail Lines, Inc. dated November 7, 1997 (incorporated
         by reference from Emons Transportation Group, Inc.
         Report on Form 10-Q for the quarter ended December 31,
         1997, Exhibit Number 10 (c))                                  --

 10(h)   Asset Purchase Agreement between New Hampshire and
         Vermont Railroad Company, Inc. and St. Lawrence &
         Atlantic Railroad Company dated December 12, 1997
         (incorporated by reference from Emons Transportation
         Group, Inc. Report on Form 10-Q for the quarter ended
         December 31, 1997, Exhibit Number 10 (d))                     --

 21(a)   Listing of subsidiaries                                       --

 23(a)   Consent of Arthur Andersen LLP                                --

 27(a)   Financial Data Schedule                                       --