Form 10-Q
period 1998-09-30
EMONS TRANSPORTATION GROUP INC
filed 1998-11-13
CIK 32666

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
       For Quarter Ended September 30, 1998 Commission File Number 0-5206

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 23-2441662
         (State of Incorporation) (I. R. S. Employer Identification No.)

        96 South George Street, York, Pennsylvania 17401 (717-771-1700) (Address of principal executive offices) (Zip Code) (Telephone No.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes X No ___

     The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 1998 is as follows :

                          Voting Common Stock 6,082,068

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                           SEPTEMBER 30,       JUNE 30,
                                                               1998             1998
                                                         ---------------  ---------------

ASSETS
     CURRENT ASSETS:
        CASH AND CASH EQUIVALENTS                         $  1,750,871    $  2,677,004
        ACCOUNTS RECEIVABLE, NET                             2,255,420       2,210,900
        MATERIALS AND SUPPLIES                                 210,136         191,845
        PREPAID EXPENSES                                       387,641         375,004
        DEFERRED INCOME TAXES                                  476,000         476,000
                                                          ------------    ------------
            TOTAL CURRENT ASSETS                             5,080,068       5,930,753
                                                          ------------    ------------

     PROPERTY, PLANT AND EQUIPMENT                          32,334,255      31,548,588
        LESS ACCUMULATED DEPRECIATION                      (11,219,290)    (10,888,838)
                                                          ------------    ------------
            PROPERTY, PLANT AND EQUIPMENT, NET              21,114,965      20,659,750
                                                          ------------    ------------

     DEFERRED EXPENSES AND OTHER ASSETS                        749,929         737,774
     DEFERRED INCOME TAXES                                   1,123,000       1,345,000
                                                          ------------    ------------
TOTAL ASSETS                                              $ 28,067,962    $ 28,673,277
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        CURRENT PORTION OF LONG-TERM DEBT                 $    744,230    $  1,335,408
        ACCOUNTS PAYABLE                                       943,400         964,453
        ACCRUED PAYROLL AND RELATED EXPENSES                 1,628,673       1,665,185
        OTHER ACCRUED EXPENSES                               1,315,242       1,309,266
                                                          ------------    ------------
            TOTAL CURRENT LIABILITIES                        4,631,545       5,274,312

     LONG-TERM DEBT                                         10,561,624      11,006,767
     OTHER LIABILITIES                                         770,739         758,238
                                                          ------------    ------------
            TOTAL LIABILITIES                               15,963,908      17,039,317
                                                          ------------    ------------

     STOCKHOLDERS' EQUITY:
        CUMULATIVE CONVERTIBLE PREFERRED STOCK                  14,873          15,282
        COMMON STOCK                                            60,821          60,398
        ADDITIONAL PAID-IN CAPITAL                          23,769,170      23,733,554
        DEFICIT                                            (11,417,496)    (11,871,499)
                                                          ------------    ------------
                                                            12,427,368      11,937,735
        UNEARNED COMPENSATION - RESTRICTED STOCK AWARDS       (323,314)       (303,775)
                                                          ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY                      12,104,054      11,633,960
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 28,067,962    $ 28,673,277
                                                          ============    ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                           ----------------------------
                                               1998           1997
                                           -------------  -------------
 OPERATING REVENUES                         $ 5,079,160    $ 4,102,957

 OPERATING EXPENSES:
    COST OF OPERATIONS                        3,369,638      2,774,138
    SELLING AND ADMINISTRATIVE                  868,455        764,159
                                            -----------    -----------
        TOTAL OPERATING EXPENSES              4,238,093      3,538,297
                                            -----------    -----------

 INCOME FROM OPERATIONS                         841,067        564,660

 OTHER INCOME (EXPENSE):
    INTEREST INCOME                              28,654         25,411
    INTEREST EXPENSE                           (223,349)      (348,094)
    OTHER, NET                                   71,631            -
                                            -----------    -----------
        TOTAL OTHER INCOME (EXPENSE)           (123,064)      (322,683)
                                            -----------    -----------

 INCOME BEFORE INCOME TAXES                     718,003        241,977

 PROVISION FOR INCOME TAXES                     264,000         21,000
                                            -----------    -----------

 NET INCOME                                     454,003        220,977

 PREFERRED DIVIDEND REQUIREMENTS                 53,002         55,121
                                            -----------    -----------

 INCOME APPLICABLE TO COMMON SHAREHOLDERS   $   401,001    $   165,856
                                            ===========    ===========

 WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES (NOTE 2):

        BASIC                                 6,051,977      5,823,092
                                            ===========    ===========
        DILUTED                               7,862,420      6,336,244
                                            ===========    ===========

EARNINGS PER COMMON SHARE (NOTE 2):

        BASIC                               $      0.07    $      0.03
                                            ===========    ===========
        DILUTED                             $      0.06    $      0.03
                                            ===========    ===========





SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     ---------------------------------
                                                           1998             1997
                                                     ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET INCOME                                           $   454,003    $   220,977
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
            DEPRECIATION                                    330,452        300,477
            AMORTIZATION                                     36,217         24,875
            GAIN ON FORGIVENESS OF DEBT                     (42,345)           -
            CHANGE IN DEFERRED INCOME TAXES                 222,000            -
            CHANGES IN ASSETS AND LIABILITIES:
                ACCOUNTS RECEIVABLE, MATERIALS AND
                  SUPPLIES AND PREPAID EXPENSES             (75,448)       337,889
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES       (51,589)        10,231
                OTHER ASSETS AND LIABILITIES, NET           104,662         74,080
                                                        -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   977,952        968,529
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   ADDITIONS TO PROPERTY, PLANT AND EQUIPMENT              (785,667)      (444,160)
   INCREASE IN DEFERRED EXPENSES                           (124,442)      (217,664)
                                                        -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                      (910,109)      (661,824)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PROCEEDS FROM ISSUANCE OF LONG-TERM DEBT                     -        7,831,141
   REDUCTION IN LONG-TERM DEBT                             (993,976)    (7,838,538)
                                                        -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                      (993,976)        (7,397)
                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (926,133)       299,308

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,677,004      1,515,188
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 1,750,871    $ 1,814,496
                                                        ===========    ===========









      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

NOTE 2.  EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128") "Earnings per Share." FAS 128 is effective for financial statements for reporting periods ending after December 15, 1997, and requires restatement of earnings per share data for all prior periods presented. The Company adopted FAS 128 in the second quarter of fiscal 1998, which ended on December 31, 1997. Accordingly, earnings per share for the three month period ended September 30, 1997 has been restated to adopt the provisions of FAS 128.

         Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per common share for the three month period ended September 30, 1997, does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

         Earnings per share amounts are computed as follows:


                                                       For the Three Months Ended September 30,
                                        ---------------------------------------------------------------------------------------
                                                      1998                                              1997
                                        ----------------------------------------       ----------------------------------------
                                            Income         Shares          EPS              Income        Shares         EPS
Net Income                              $   454,003                                     $   220,977
   Less:  Preferred dividend
      requirements                          (53,002)                                        (55,121)
                                        -----------                                     -----------

Basic EPS
   Income applicable to

     common shareholders                $   401,001      6,051,977    $    0.07         $   165,856     5,823,092    $    0.03
                                                                      =========                                      =========

Effect of Dilutive Securities
   Stock options and warrants                   -          447,538                             -          513,152
   Convertible preferred stock               53,002      1,362,905                             -            -
                                        -----------      ---------                      -----------     ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                        $   454,003      7,862,420    $    0.06         $   165,856     6,336,244   $      0.03
                                        ===========      =========    =========         ===========     =========   ===========


         The effect of this accounting change did not have a material impact on previously reported earnings per share.

NOTE 3.  POTENTIAL ACQUISITION OF RAILROAD OPERATIONS

         In July 1998, the Company entered into an Agreement in Principle to acquire, through a newly created wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc., a 94 mile rail line in Quebec, Canada from the Canadian National Railway Company ("CN") for Can$7 million. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad subsidiary at the Quebec/Vermont international border.

NOTE 4.  CONTINGENCIES

         Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act, a fault based system under which injuries to and deaths of railroad employees are settled by negotiations or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims.

         PRODUCT LIABILITY ACTIONS

         Prior to March 1971, under previous management, Emons Industries, Inc. ("Industries") (then known as Amfre-Grant, Inc.) was engaged in the business of distributing (but not manufacturing) various generic and prescription drugs. Industries sold and discontinued these business activities in March 1971 and commenced its railcar leasing and railroad operations in October 1971. One of the drugs which had been distributed was diethylstilbestrol ("DES"), which was taken by women during pregnancy to prevent miscarriage.

         As of September 30, 1998, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 679 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 674 were commenced after the confirmation of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1998 to September 30, 1998, four new actions were commenced in which Industries was named as a defendant and five lawsuits were settled or dismissed at no liability to Industries. Included in the cases outstanding as of September 30, 1998, 365 were commenced in the prior year in a single filing in a state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable from pain and suffering. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, 289 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions for reargument and to stay implementation of the decision.

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

         RAILROAD INDUSTRY CONSOLIDATION

         The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. Consolidated Rail Corporation, which interchanges traffic with the Company's Pennsylvania rail operations, is being divided and acquired by the Norfolk Southern Railroad and CSX Corporation. The Canadian National Railway, which interchanges traffic with the Company's St. Lawrence & Atlantic Railroad, announced that it will acquire the Illinois Central Railroad, pending approval from the Surface Transportation Board. While the Company does not anticipate any significant negative impact as a result of these consolidations, and believes that they may create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Form 10-Q contains certain "forward-looking" statements regarding future events and the future performance of Emons Transportation Group, Inc. that involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, customer demand, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,006,000 and $4,888,000 at September 30, 1998 and June 30, 1998, respectively, the balance available under the Company's $2 million working capital facility, and the amount temporarily repaid on the seven year term loan, which is available for future borrowings. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and acquisition program. As of September 30, 1998, the Company had borrowings outstanding of $235,000 under the working capital facility, and had additional availability of $1,275,000 computed in accordance with the facility's eligibility criteria. As of September 30, 1998, the Company temporarily repaid $650,000 of its $7,775,000 seven year term loan.

         In July 1998, the Company entered into an Agreement in Principle to acquire, through a newly created wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc., a 94 mile rail line (the "Sherbrooke Sub") in Quebec, Canada from the Canadian National Railway Company ("CN") for Can$7 million. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. The Company made a Can$100,000 deposit towards the purchase price upon execution of the Agreement in Principle.

         The Company's cash and cash equivalents decreased $926,000 for the three month period ended September 30, 1998. The net decrease includes $978,000 of net cash provided by operations, offset by $786,000 of capital investments, $124,000 of additional deferred expenses, and a $994,000 reduction in long-term debt.

         The Company generated $978,000 of cash from operations for the three month period ended September 30, 1998, as compared to $968,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $454,000 from $546,000 for the three months ended September 30, 1997 to $1,000,000 for the three months ended September 30, 1998, as a result of improved operating performance in the current year.

         The Company invested $786,000 in capital expenditures during the first three months of fiscal 1999, including a $458,000 investment in ten locomotives and track equipment in anticipation of the acquisition of the Sherbrooke Sub from CN, $254,000 of investments in railroad track structures (net of $107,000 of government grants), and $74,000 of other capital investments. As of September 30, 1998, the Company had approximately $500,000 of government grants and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects, customer sidings and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the State of Pennsylvania for the construction of a bulk intermodal facility for the Company's logistics operations in York, Pennsylvania. The $124,000 increase in deferred expenses consists primarily of the deposit towards the purchase price of the Sherbrooke Sub and deferred costs incurred in connection with the acquisition of the Sherbrooke Sub.

         The Company's net long-term debt obligations decreased $994,000 during the three month period ended September 30, 1998, including a $650,000 temporary repayment of the term loan, which is available for future borrowings, and scheduled debt repayments.

ANALYSIS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                    THE THREE MONTHS ENDED SEPTEMBER 30, 1997

         RESULTS OF OPERATIONS

         Results for the three month period ended September 30, 1998 are impacted by several events which took place during the second quarter of fiscal 1998. First, the Company completed two rail acquisitions and entered into agreements to lease and operate a third rail line (the "Acquired Operations"). Second, the Company renegotiated the Operating and Marketing Agreement between the Company's St. Lawrence & Atlantic Railroad ("SLR") and the Canadian National Railway Company ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN provided SLR with additional car hire expense relief, agreed to forego interest on the $1.5 million promissory note due from SLR, and agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income in the current year.

         The Company generated net income of $454,000 for the three month period ended September 30, 1998, as compared to net income of $221,000 for the three month period ended September 30, 1997. Income from operations increased $276,000, or 49%, from $565,000 for the quarter ended September 30, 1997, to $841,000 for the corresponding quarter in the current year. Operating revenues increased $976,000, while operating expenses increased $700,000 over the prior year. Interest expense decreased $125,000, and interest and other non-operating income increased $75,000, while the provision for income taxes increased $243,000 from the prior year.

         REVENUES

         Operating revenues increased $976,000, or 23.8%, from $4,103,000 for the three months ended September 30, 1997 to $5,079,000 for the three month period ended September 30, 1998. Acquired Operations generated $567,000 of operating revenues for the quarter ended September 30, 1998, including $212,000 of freight and haulage revenues, $181,000 of switching service fees for the leased rail operations, and $174,000 of railcar storage and demurrage revenues. Excluding Acquired Operations, operating revenues increased $409,000, consisting of a $609,000 increase in freight and haulage revenues, partially offset by a $113,000 decrease in logistics revenues, a $60,000 decrease in intermodal freight and handling revenues, and a $27,000 decrease in other operating revenues.

         Freight and haulage revenues increased $821,000, or 27.2%, consisting of a 26.5% increase in the number of carloads handled and a slight increase in average revenues per carload. Total traffic handled increased approximately 2,450 carloads from 9,250 for the quarter ended September 30, 1997 to 11,700 for the quarter ended September 30, 1998. Excluding Acquired Operations, freight and haulage revenues increased $609,000, or 20.2%, and traffic handled increased approximately 1,750 carloads, or 19%. This increase includes approximately 750 additional carloads on the Pennsylvania rail operations and approximately 1,000 additional carloads on SLR operations in New England.

         The 750 carload net increase in business for the Pennsylvania rail operations, excluding Acquired Operations, includes over 100 additional carloads to three new customers, 165 additional carloads to an on line warehouse distributor due to an increase in paper business, 140 additional carloads to a building products distributor due to the addition of new product lines transported by rail and an increase in other business, approximately 465 additional low rated bridge carloads, and a variety of less significant increases. These increases were partially offset by approximately 220 less carloads to the Company's logistics operations, including local moves, and 120 fewer carloads for a refractory plant due to a reduction in export business.

         The 1,000 carload increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 165 additional carloads were generated by a new on line liquid propane gas distributor that commenced operations in April 1998 which is expected to generate significant additional business, approximately 670 carloads were generated by two new overhead moves, one of which generated 455 carloads as a result of a special construction project in New England, and approximately 165 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997. In addition to this new business, SLR handled a one time move of 225 carloads of pipe for the installation of a gas pipe line in the states of Maine and New Hampshire in the current quarter. These increases were partially offset by 200 less salt carloads to an on line customer due to the timing of scheduled deliveries.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $113,000, or 47%, for the three month period ended September 30, 1998 as compared to the corresponding period in the prior year. The number of railcars handled decreased 185 carloads, or 41%. The decrease in volume is attributable to the elimination of bulk transfer business for an on line feed broker, which was resumed by the customer, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $60,000 for the three months ended September 30, 1998, as compared to the corresponding period in the prior year. Intermodal volume decreased approximately 700 trailers and containers, or 19%, from 3,600 trailers and containers for the first quarter of the prior year to 2,900 trailers and containers for the first quarter of the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and generally lower levels of intermodal shipments.

         Excluding Acquired Operations, other operating revenues decreased $27,000 from the prior year, including a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, partially offset by an increase in demurrage revenues.

         Non-operating income of $72,000 for the quarter ended September 30, 1998 consists of principal and interest forgiven on the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN.

         EXPENSES

         Operating expenses increased $700,000, or 19.8%, from $3,538,000 for the three month period ended September 30, 1997 to $4,238,000 for the three month period ended September 30, 1998. The increase consists of $596,000 additional cost of operations and $104,000 additional selling and administrative expenses.

         Cost of operations increased $596,000, or 21.5%, from $2,774,000 for the three month period ended September 30, 1997 to $3,370,000 for the corresponding period in the current year. Cost of operations for the current quarter includes $422,000 of railroad operating expenses for Acquired Operations. Excluding Acquired Operations, cost of operations increased $174,000, including $326,000 of additional railroad operating expenses, and additional provisions under profit sharing and incentive compensation plans, partially offset by a $166,000 decrease in logistics operating expenses and a slight decrease in intermodal operating expenses.

         Railroad operating expenses increased $748,000 for the quarter ended September 30, 1998 as compared to the corresponding quarter in the prior year. Excluding Acquired Operations, railroad operating expenses increased $326,000, consisting of $139,000 additional expenses for the Pennsylvania rail operations and $187,000 additional SLR expenses. The net increase in railroad operating costs for the Pennsylvania rail operations, excluding Acquired Operations, includes an increase in car hire expense which is partially offset by an increase in demurrage revenues, additional costs incurred in connection with minor derailments and accidents, and a provision for severance costs incurred in connection with the termination of an operations manager. The net increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of additional maintenance of way expenses, which are primarily attributable to a track surfacing project, additional transportation expenses, which are primarily attributable to a 20% increase in the number of carloads handled, including approximately $90,000 additional expenses incurred for the lease of railcars and transload fees in connection with the new local oil move, and additional locomotive maintenance costs, which are primarily attributable to the additional volume of business. These increases were partially offset by a reduction in car hire expense for SLR in conjunction with the renegotiation of the CN Operating and Marketing Agreement.

         Logistics operating expenses decreased $166,000 from the prior year including a reduction in labor and benefits as a result of the 41% reduction in the number of railcars handled, and reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations.

         Rail intermodal operating expenses decreased slightly from the prior year as a result of the 19% decrease in the number of trailers and containers handled from the prior year.

         Selling and administrative expenses increased $104,000, or 13.6%, from $764,000 for the quarter ended September 30, 1997 to $868,000 for the quarter ended September 30, 1998. Additional selling and administrative expenses include general increases in a number of expense categories, including additional provisions under profit sharing and incentive compensation plans as a result of the significant improvement in results of operations over the prior year, partially offset by a reduction in labor and benefits as a result of a provision for severance in the prior year.

         Interest expense decreased $125,000 for the three month period ended September 30, 1998 as compared to the prior year. The prior year amount includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. In addition, temporary repayments of the Company's term loan and more favorable interest rates under the August 1997 bank refinancing contributed to the reduction in interest expense. These reductions were partially offset by additional interest expense incurred in connection with borrowings to finance the Acquired Operations in the second quarter of fiscal 1998.

         The provision for income taxes increased $243,000, from $21,000 for the quarter ended September 30, 1997 to $264,000 for the quarter ended September 30, 1998. This increase is due to the amortization of the deferred tax assets that were recognized in the prior year as a result of a reduction in the valuation allowance, and the significant increase in income before income taxes.

PART II.


ITEM 1.     LEGAL PROCEEDINGS

         As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1998, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 679 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.


ITEM 3.     DEFAULT UPON SENIOR SECURITIES

         On November 20, 1997 and June 18, 1998, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 2, 1998 and July 1, 1998, respectively. Dividends in arrears as of September 30, 1998 aggregated $1,665,751.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the three month period ended September 30, 1998.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

               (a) An index to exhibits appears following the signature page to this report.

               (b) No reports on Form 8-K were filed during the three month period ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMONS TRANSPORTATION GROUP, INC.


Date:   November 13, 1998                   By:   /s/Scott F. Ziegler
        -----------------                         -------------------
                                            Scott F. Ziegler
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (signing on behalf of the
                                            registrant as both its duly
                                            authorized officer and its
                                            principal accounting
                                            officer)

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

3  (c)     Amended and Restated By-Laws for Emons Holdings, Inc.
           (incorporated by reference from Emons Holdings, Inc. Report on Form
           10-Q for the quarter ended September 30, 1989, Exhibit Number 3 (c))
                                                                                               ---

3  (d)     Certificate of Amendment of Certificate of Incorporation for
           Emons Holdings, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q
           for the quarter ended December 31, 1993, Exhibit Number 3 (d))                      ---

27 (a)     Financial Data Schedules                                                            ---
