Form 10-Q
period 1998-12-31
EMONS TRANSPORTATION GROUP INC
filed 1999-02-12
CIK 32666

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
     For Quarter Ended  December 31, 1998     Commission File Number 0-5206
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

                          Yes    X            No
                               -----             -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 1998 is as follows:

               Voting Common Stock                    6,095,786
                                                      ---------

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)


                                                                                     December 31,          June 30,
                                                                                       1998                  1998
                                                                                  ---------------       ---------------

      ASSETS
           Current Assets:
               Cash and cash equivalents                                        $      1,845,351      $      2,677,004
               Accounts receivable, net                                                2,601,722             2,210,900
               Materials and supplies                                                    261,495               191,845
               Prepaid expenses                                                          380,709               375,004
               Deferred income taxes                                                     476,000               476,000
                                                                                  ---------------       ---------------
                  Total current assets                                                 5,565,277             5,930,753
                                                                                  ---------------       ---------------

           Property, plant and equipment                                              37,899,852            31,548,588
               Less accumulated depreciation                                         (11,565,569)          (10,888,838)
                                                                                  ---------------       ---------------
                  Property, plant and equipment, net                                  26,334,283            20,659,750
                                                                                  ---------------       ---------------

           Deferred expenses and other assets                                            771,798               737,774
           Deferred income taxes                                                         911,000             1,345,000
                                                                                  ---------------       ---------------
      TOTAL ASSETS                                                              $     33,582,358      $     28,673,277
                                                                                  ===============       ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
               Current portion of long-term debt                                $        661,520      $      1,335,408
               Accounts payable                                                        1,342,232               964,453
               Accrued payroll and related expenses                                    1,361,137             1,665,185
               Other accrued expenses                                                  1,604,914             1,309,266
                                                                                  ---------------       ---------------
                  Total current liabilities                                            4,969,803             5,274,312

           Long-term debt                                                             15,443,480            11,006,767
           Other liabilities                                                             781,990               758,238
                                                                                  ---------------       ---------------
                  Total Liabilities                                                   21,195,273            17,039,317
                                                                                  ---------------       ---------------

           Stockholders' Equity:
               Cumulative convertible preferred stock                                     14,855                15,282
               Common stock                                                               60,958                60,398
               Additional paid-in capital                                             23,790,800            23,733,554
               Deficit                                                               (11,149,613)          (11,871,499)
                                                                                  ---------------       ---------------
                                                                                      12,717,000            11,937,735
               Comprehensive income                                                       (1,000)                    -
               Unearned compensation - restricted stock awards                          (328,915)             (303,775)
                                                                                  ---------------       ---------------
                  Total Stockholders' Equity                                          12,387,085            11,633,960
                                                                                  ---------------       ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     33,582,358      $     28,673,277
                                                                                  ===============       ===============




      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)




                                                         Three Months Ended                        Six Months Ended
                                                            December 31,                             December 31,
                                                  ---------------------------------      -------------------------------------
                                                      1998                1997                1998                  1997
                                                  -------------      --------------      ---------------      ----------------

 Operating revenues                             $    5,176,975     $     4,070,869     $     10,256,135     $       8,173,826

 Operating expenses:
     Cost of operations                              3,602,608           2,721,454            6,972,246             5,495,592
     Selling and administrative                        916,410             786,225            1,784,865             1,550,384
                                                  -------------      --------------      ---------------      ----------------
         Total operating expenses                    4,519,018           3,507,679            8,757,111             7,045,976
                                                  -------------      --------------      ---------------      ----------------

 Income from operations                                657,957             563,190            1,499,024             1,127,850

 Other income (expense):
     Interest income                                    16,829              23,839               45,483                49,250
     Interest expense                                 (227,547)           (201,340)            (450,896)             (549,434)
     Other, net                                         77,644              65,992              149,275                65,992
                                                  -------------      --------------      ---------------      ----------------
         Total other income (expense)                 (133,074)           (111,509)            (256,138)             (434,192)
                                                  -------------      --------------      ---------------      ----------------

 Income before income taxes                            524,883             451,681            1,242,886               693,658

 Provision for income taxes                            257,000              22,000              521,000                43,000
                                                  -------------      --------------      ---------------      ----------------

 Net income                                            267,883             429,681              721,886               650,658

 Preferred dividend requirements                        52,039              53,962              105,041               110,849
                                                  -------------      --------------      ---------------      ----------------

 Income applicable to common shareholders       $      215,844     $       375,719     $        616,845     $         539,809
                                                  =============      ==============      ===============      ================

 Weighted average number of common
     shares (Note 4):
         Basic                                       6,089,652           5,924,296            6,072,374             5,873,694
                                                  =============      ==============      ===============      ================

         Diluted                                     6,499,067           7,788,474            7,833,000             7,801,699
                                                  =============      ==============      ===============      ================

 Earnings per common share (Note 4):
         Basic                                  $         0.04     $          0.06     $           0.10     $            0.09
                                                  =============      ==============      ===============      ================

         Diluted                                $         0.03     $          0.06     $           0.09     $            0.08
                                                  =============      ==============      ===============      ================





 See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                                                       Six Months Ended
                                                                                                         December 31,
                                                                                            --------------------------------------
                                                                                                 1998                   1997
                                                                                            ---------------       ----------------

      Cash flows from operating activities:
          Net income                                                                      $        721,886      $         650,658
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation                                                                    676,622                603,153
                   Amortization                                                                     72,492                 59,665
                   Gain on sale of assets                                                                -                (26,236)
                   Gain on forgiveness of debt                                                     (85,590)               (39,756)
                   Change in deferred income taxes                                                 434,000                      -
                   Changes in assets and liabilities:
                       Accounts receivable, materials and
                         supplies and prepaid expenses                                            (466,177)               450,353
                       Accounts payable and accrued expenses                                       369,379               (138,283)
                       Other assets and liabilities, net                                           153,103                138,293
                                                                                            ---------------       ----------------
      Net cash provided by operating activities                                                  1,875,715              1,697,847
                                                                                            ---------------       ----------------

      Cash flows from investing activities:
          Proceeds from sale of assets                                                                   -                574,125
          Additions to property, plant and equipment                                            (1,548,555)              (732,842)
          Investment in acquired rail properties                                                (4,802,709)              (904,699)
          Increase in deferred expenses                                                                  -                (19,688)
                                                                                            ---------------       ----------------
      Net cash used in investing activities                                                     (6,351,264)            (1,083,104)
                                                                                            ---------------       ----------------

      Cash flows from financing activities:
          Proceeds from issuance of note payable                                                         -                250,000
          Proceeds from issuance of long-term debt                                               6,302,098              8,109,092
          Reduction in long-term debt                                                           (2,453,683)            (7,977,666)
          Debt issuance costs                                                                     (203,628)              (206,335)
          Proceeds from issuance of common stock                                                         -                 26,375
                                                                                            ---------------       ----------------
      Net cash provided by financing activities                                                  3,644,787                201,466
                                                                                            ---------------       ----------------
      Effect of exchange rate changes on cash                                                         (891)                     -
                                                                                            ---------------       ----------------

      Net increase (decrease) in cash and cash equivalents                                        (831,653)               816,209

      Cash and cash equivalents at beginning of period                                           2,677,004              1,515,188
                                                                                            ---------------       ----------------

      Cash and cash equivalents at end of period                                          $      1,845,351      $       2,331,397
                                                                                            ===============       ================







      See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended December 31, 1998
                                  (unaudited)

Note 1.  Quarterly Financial Statements

          The information furnished herein has been prepared in accordance with generally accepted accounting principles. In the opinion of the management of Emons Transportation Group, Inc. (the "Company" or "Emons Transportation Group"), all adjustments, which include only normal recurring adjustments, considered necessary to present a fair statement of the results for the periods covered by this report have been made. Results for the interim periods are not necessarily indicative of annual results.

Note 2.  Acquisition of Railroad Operations

          On November 25, 1998, the Company's newly created wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94 mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway Company ("CN") for Can$7 million. The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also acquired ten locomotives, maintenance of way and other equipment, and materials and supplies in conjunction with the acquisition.

Note 3.  Amended and Restated Loan and Security Agreement

          On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender which provided an additional Can$6,583,500 seven year term loan and a $2 million three year term loan to finance the acquisition of the Sherbrooke Line and related expenditures, including acquisition costs, the purchase of locomotives and other equipment, working capital, and financing costs.

          Under the Amended Loan Agreement, the payment terms of the original seven year term loan were modified. The payment terms for each of the loans under the Amended Loan Agreement are as follows:

                                                                          Quarterly Payment
                                              ------------------------------------------------------------------
                                                        Original               Canadian             $2 million
                                                        Term Loan             Term Loan              Term Loan
                Quarter Ending                          (US $'s)              (Can $'s)              (US $'s)
                --------------                          --------              ---------              --------

December 31, 1998 - June 30, 1999              $            150,000   $                  -   $                 -
September 30, 1999 - June 30, 2000                          275,000                      -                     -
September 30, 2000 - June 30, 2001                          300,000                      -                     -
September 30, 2001                                          387,500                      -                     -
December 31, 2001                                           387,500                      -             2,000,000
March 31, 2002  - June 30, 2002                             387,500                      -                     -
September 30, 2002 - June 30, 2003                          425,000                      -                     -
September 30, 2003 - December 31, 2003                      475,000                      -                     -
March 31, 2004                                              246,956                135,520                     -
June 30, 2004                                                     -                731,500                     -
September 30, 2004 - June 30, 2005                                -                938,245                     -
September 30, 2005 - December 31, 2005                            -                981,750                     -

   Interest on the Canadian term loan is based upon the rate applicable to the Canadian Dollars bankers' acceptance ("CDOR"), plus an applicable margin. The applicable margin ranges from 1.75% to 3%, depending upon the Company's financial performance. Interest on the $2 million term loan is based upon the bank's prime rate or the eurodollar rate, at the option of the Company, plus an applicable margin. The applicable margin ranges from 0% to 0.5% for prime based borrowings, and from 1.75% to 3% for eurodollar based borrowings. In addition, the Company is required to pay an additional loan fee every six months that increases from .25% for the six months ending June 30, 1999 to 1% for the six months ending December 31, 2001. The applicable margin for the original term loan, the Canadian term loan and the $2 million term loan is fixed at prime plus
 .25%, the eurodollar rate plus 2.75% or the CDOR rate plus 2.75%, as applicable, for approximately nine months.

   All borrowings under the Amended Loan Agreement are secured by all of the assets of the Company. The Amended Loan Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which restrict additional borrowings, capital expenditures, lease commitments and the payment of dividends. The Amended Loan Agreement also requires the Company to make mandatory prepayments consisting of excess cash flow, as defined in the Amended Loan Agreement, 50% of the net cash proceeds from the sale of the Company's capital stock in excess of $3 million, and the net cash proceeds from the sale of property of the Company in excess of a minimum amount. In addition, the Amended Loan Agreement requires the Company to enter into an interest rate contract by January 31, 1999, with respect to the principal amount of at least one-half of the Canadian term loan balance. On January 21, 1999, the Company entered into an interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian term loan balance through December 31, 2003.

Note 4.  Earnings Per Share

   Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share for the three month period ended December 31, 1998 does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

   Earnings per share amounts are computed as follows:

                                                     For the Three Months Ended December 31,
                                         --------------------------------------------------------------
                                                       1998                            1997
                                         -------------------------------   ----------------------------
                                             Income     Shares     EPS       Income     Shares     EPS
                                             ------     ------     ---       ------     ------     ---

Net Income                                 $ 267,883                       $ 429,681
   Less:  Preferred dividend
      requirements                           (52,039)                        (53,962)
                                           ---------                       ---------

Basic EPS
   Income applicable to
     common shareholders                   $ 215,844   6,089,652  $0.04    $ 375,719   5,924,296  $0.06
                                                                  =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                      -     409,415                   -     476,579

   Convertible preferred stock                     -           -              53,962   1,387,599
                                           ---------   ---------           ---------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                           $ 215,844   6,499,067  $0.03    $ 429,681   7,788,474  $0.06
                                           =========   =========  =====    =========   =========  =====

                                                      For the Six Months Ended December 31,
                                         --------------------------------------------------------------
                                                         1998                            1997
                                         -------------------------------  -----------------------------
                                            Income      Shares     EPS      Income      Shares    EPS
                                            ------      ------     ---      ------      ------    ---

Net Income                                 $ 721,886                       $ 650,658
   Less:  Preferred dividend
      requirements                          (105,041)                       (110,849)
                                           ---------                       ---------

Basic EPS
   Income applicable to
     common shareholders                   $ 616,845   6,072,374  $0.10    $ 539,809   5,873,694  $0.09
                                                                  =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                      -     410,101                   -     502,805
   Convertible preferred stock               105,041   1,350,525             110,849   1,425,200
                                           ---------   ---------           ---------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                           $ 721,886   7,833,000  $0.09    $ 650,658   7,801,699  $0.08
                                           =========   =========  =====    =========   =========  =====

Note 5.  Non-cash Investing and Financing Activities

          In December 1998, the Company repurchased and retired 3,093 shares of restricted common stock and issued 7,250 shares of common stock pursuant to the 1986 and 1996 Stock Option Plans.

          In December 1997, the Company issued 85,000 shares of common stock valued at $171,000 in connection with the acquisition of Penn Eastern Rail Lines, Inc.

          In December 1997, the Company entered into sale-leaseback transactions for ten locomotives in the amount of $557,000 in connection with the lease of Berlin Mills Railway Company and the acquisition of Penn Eastern Rail Lines, Inc.

Note 6.  Translation of Foreign Currencies

          The financial statements of the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), the Company's Canadian subsidiary, are measured in Canadian dollars, SLQ's functional currency. The assets and liabilities of SLQ have been translated into US dollars using the current exchange rate in effect as of the balance sheet date, while results of operations have been translated into US dollars at the average exchange rate in effect during the applicable period. Foreign currency translation adjustments are recorded in Stockholders' Equity. Gains and losses resulting from foreign currency transactions have been included currently in income.

Note 7.  Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of financial statements for earlier periods provided for comparative purposes.

          Comprehensive income for the three and six month periods ended December 31, 1998 and 1997 is as follows:

                                             Three months ended                             Six months ended
                                                December 31,                                  December 31,
                                 -----------------------------------------     ----------------------------------------
                                          1998                 1997                     1998                1997
                                          ----                 ----                     ----                ----
Net Income                            $       267,883      $       429,681          $       721,886      $      650,658
Other comprehensive
  income, net of tax
    Foreign currency
      translation adjustment                   (1,000)                   -                   (1,000)                  -
                                        -------------        -------------            -------------        ------------

Total comprehensive income            $       266,883      $       429,681          $       720,886      $      650,658
                                              =======              =======                  =======             =======

Note 8.  Contingencies

  Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act, a fault based system under which injuries to and deaths of railroad employees are settled by negotiations or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may arise as a result of these claims, and that such claims will not have a material impact on the Company's results of operations or financial position.

  Product Liability Actions
  -------------------------

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

  As of December 31, 1998, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 674 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 669 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

  Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period October 1, 1998 to December 31, 1998, 6 new actions were commenced in which Industries was named as a defendant and 11 lawsuits were settled or dismissed at no liability to Industries. Included in the cases outstanding as of December 31, 1998, 365 were commenced in the prior year in a single filing in a state court in Ohio shortly before the effective date of a revision to Ohio's product liability statute which, among other things, limits damages recoverable for pain and suffering. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, 289 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions for reargument and to stay implementation of the decision.

  The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of December 31, 1998:


                                                                 Number of
   State                           Court                           Cases
   -----                           -----                           -----

California                  Los Angeles County                        1
                            San Francisco County                      4

New York                    New York County                         369

Ohio                        Cuyahoga County                         114
                            Summit County                            80
                            Federal Court, Northern
                              District of Ohio                       95

Pennsylvania                Philadelphia County                      10

Texas                       Travis County                             1

     These cases seek, as relief, compensation for injuries that plaintiffs allegedly have sustained as a result of in utero DES exposure and punitive damages. The amounts sought are not specified.

     Management intends to vigorously defend all of these actions. In the event that the Bankruptcy Court's decision referred to above is reversed by the appellate court, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability in the pending cases, if any, in excess of insurance coverage and existing reserves, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

     Railroad Industry Consolidation
     -------------------------------

     The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. Consolidated Rail Corporation, which interchanges traffic with the Company's Pennsylvania rail operations, is being divided and acquired by the Norfolk Southern Railroad and CSX Corporation. The Canadian National Railway Company, which interchanges traffic with the Company's St. Lawrence & Atlantic Railroad (Quebec), announced that it will acquire the Illinois Central Railroad, pending approval from the Surface Transportation Board. While the Company does not anticipate any significant negative impact as a result of these consolidations, and believes that they may create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

Note 9.  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Deriviative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. The Company's interest rate hedging transactions constitute cash flow hedges under FAS 133. The Company has not yet quantified the impact of and has not determined the timing of or method of adoption of the provisions of FAS 133. However, FAS 133 could increase volatility in earnings and/or other comprehensive income.

Note 10.  Subsequent Event

     On February 5, 1999, a railcar on one of the Company's St. Lawrence & Atlantic Railroad's ("SLR") trains derailed as a result of a faulty wheel. Damage to the railcar and SLR's railroad track structure is currently estimated to range from $250,000 to $375,000, approximately $125,000 of which is estimated to be recoverable under the Company's existing insurance coverage. A more accurate assessment of the damage will be made once the snow in the area melts and the track is more visible.


MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

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

     Results for the three and six month periods ended December 31, 1998 and 1997 are impacted by several acquisitions completed by the Company during the second quarters of fiscal 1999 and 1998. In addition, the Company renegotiated the Operating and Marketing Agreement between the Company's St. Lawrence & Atlantic Railroad ("SLR") and the Canadian National Railway Company ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN provided SLR with additional car hire expense relief, agreed to forego interest on the $1.5 million promissory note due from SLR, and agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

     During the second quarter of fiscal 1998, the Company entered into agreements to lease and operate one rail line and completed two rail acquisitions (the "1998 Acquired Operations"). In November 1997, SLR entered into an agreement to lease all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. In December 1997, SLR entered into an Asset Purchase Agreement to acquire approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire, and commenced operations on this section of track on December 30, 1997. In November 1997, the Company's newly created wholly-owned subsidiary, Penn Eastern Rail Lines, Inc. ("PRL"), entered into an Asset Purchase Agreement to acquire substantially all of the assets and leases of four railroad operations from an individual owner and operator, and commenced operations on December 31, 1997.

     As described further under Liquidity and Capital Resources, on December 1, 1998, the Company's newly created wholly-owned subsidiary, the St. Lawrence & Atlantic Railroad (Quebec) Inc., commenced operations on the Sherbrooke Line (the "1999 SLQ Acquired Operations") acquired from CN.

     The 1998 Acquired Operations and the 1999 SLQ Acquired Operations are collectively referred to herein as the "Acquired Operations." All amounts are in United States dollars unless otherwise indicated.


Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,447,000 and $4,888,000 at December 31, 1998 and June 30, 1998, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven year term loan, which is available for future borrowings. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and future acquisitions. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any other acquisition. As of December 31, 1998, the Company had approximately $1,490,000 available under the working capital facility, computed in accordance with the facility's eligibility criteria. As of December 31, 1998, the Company prepaid $1.5 million of its $7,775,000 seven year term loan, which is available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

     On November 25, 1998, the Company's newly created wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94 mile rail line (the "Sherbrooke Line") from CN. The acquisition was completed on December 21, 1998. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement.

     In July 1998, the Company made a Can$100,000 deposit towards the purchase price upon execution of an agreement in principle relating to the acquisition, and a Can$1 million deposit upon execution of the Asset Purchase Agreement. The remaining Can$5,900,000 was paid on December 21, 1998, upon completion of the financing for the purchase. As of December 31, 1998, the Company had invested an additional $228,000 in acquisition costs for a total acquisition investment of $4,803,000 in United States dollars. The Company also invested $697,000 in ten locomotives and improvements thereon, and $224,000 in maintenance of way and other equipment in connection with the acquisition of SLQ.

     On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender which provided an additional Can$6,583,500 seven year term loan and a $2 million three year term loan to finance the aquisition of the Sherbrooke Line and related expenditures. In addition, the Amended Loan Agreement modified the principal payments under the original seven year term loan.

     The Company's cash and cash equivalents decreased $832,000 for the six month period ended December 31, 1998, after a $1.5 million prepayment of the $7,775,000 seven year term loan. The net decrease includes $1,876,000 of cash provided by operations and a $3,848,000 net increase in long-term debt, offset by a $4,803,000 investment in acquired rail properties, $1,549,000 of capital investments, and $204,000 of debt issuance costs.

     The Company generated $1,876,000 of cash from operations for the six month period ended December 31, 1998, as compared to $1,698,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $572,000 from $1,247,000 for the six months ended December 31, 1997 to $1,819,000 for the six months ended December 31, 1998, as a result of improved operating performance in the current year.

     The Company invested $1,549,000 in capital expenditures during the first six months of fiscal 1999, including an investment of $697,000 in ten locomotives and $224,000 in other equipment in connection with the acquisition of the Sherbrooke Line. The remaining $628,000 of capital expenditures includes $460,000 of investments in railroad track structures (net of $354,000 of government grants) and $168,000 of other capital investments. The Company currently has approximately $600,000 of government grants and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects, customer sidings and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the State of Pennsylvania for the construction of a bulk intermodal facility for the Company's logistics operations in York, Pennsylvania. The Company has no other material commitments for capital expenditures.

     The Company's net long-term debt obligations increased $3,848,000 during the six month period ended December 31, 1998, including $6,302,000 of borrowings in connection with the acquisition of SLQ, partially offset by a $1.5 million prepayment of the term loan, which is available for future borrowings, a $250,000 repayment of working capital borrowings, and $704,000 of scheduled debt repayments.


Analysis of operations for the three months ended December 31, 1998 compared to the three months ended December 31, 1997

     Results of Operations

     The Company generated net income of $268,000 for the three month period ended December 31, 1998, as compared to net income of $430,000 for the three month period ended December 31, 1997. Income before income taxes increased $73,000, or 16%, from $452,000 for the quarter ended December 31, 1997, to $525,000 for the corresponding quarter in the current year. The current year quarter includes $156,000 of start-up expenses associated with the acquisition and first month of operations of SLQ. Excluding these start-up expenses, income before income taxes increased $229,000, or over 50%. Operating revenues increased $1,106,000, while operating expenses increased $1,011,000 over the prior year. Interest and other non-operating income increased $4,000, interest expense increased $26,000, and the provision for income taxes increased $235,000 over the prior year.

     Revenues

     Operating revenues increased $1,106,000, or 27%, from $4,071,000 for the three month period ended December 31, 1997 to $5,177,000 for the three month period ended December 31,

1998. Acquired Operations accounted for $722,000 of this increase, including $378,000 of operating revenues generated by the 1999 SLQ Acquired Operations and $344,000 additional operating revenues generated by the 1998 Acquired Operations. Excluding Acquired Operations, operating revenues increased $384,000, or 10%, consisting of a $329,000 increase in freight and haulage revenues and a $185,000 increase in other operating revenues, partially offset by a $65,000 decrease in logistics revenues and a $65,000 decrease in intermodal freight and handling revenues.

     Freight and haulage revenues increased $792,000, or 25%, consisting of a 33% increase in the number of carloads handled and a 5.8% decrease in average revenues per carload. Total traffic handled increased approximately 3,300 carloads from 10,050 for the quarter ended December 31, 1997 to 13,350 for the quarter ended December 31, 1998. Traffic for the quarter ended December 31, 1998 includes approximately 1,650 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding Acquired Operations, which accounted for $463,000 of the increase, freight and haulage revenues increased $329,000, or 10.5%, and traffic increased approximately 600 carloads, or 6%. This net increase includes a decrease of approximately 300 carloads on Pennsylvania rail operations offset by an increase of approximately 900 carloads on SLR operations in New England.

     The 300 carload net decrease in business for Pennsylvania rail operations, excluding Acquired Operations, includes a reduction of 150 coal carloads due to timing of shipments, a reduction of 200 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 120 agricultural carloads as a result of favorable local supply conditions, and a reduction of 180 logistics carloads, discussed further below. These decreases were partially offset by 70 additional carloads to three new customers, 60 additional carloads to a building products distributor due to the addition of new product lines transported by rail, and 300 additional low rated bridge carloads. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves.

     The 900 carload increase in traffic for SLR, excluding Acquired Operations, is primarily attributable to new business added over the past year. Approximately 275 additional carloads were generated by a new on line liquid propane gas distributor that commenced operations in April 1998, which is expected to generate significant additional business, approximately 250 carloads were generated by a new overhead move attributable to a special construction project in New England, and approximately 150 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997. In addition to other less significant new business, paper related traffic increased over 180 carloads as a result of the addition of new moves and additional business with existing customers.

     The 5.8% decrease in average revenues per carload is attributable to the addition of the 1999 SLQ Acquired Operations. SLQ's average freight rate is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and because pricing for this business reflects the operating synergies between SLR and SLQ. Excluding Acquired Operations, average revenues per carload increased 4.3% primarily as a result of price adjustments on Pennsylvania operations, partially offset by mix of business on Pennsylvania rail operations which included a higher percentage of low rated bridge moves.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $65,000, or 37%, from $174,000 for the three month period ended December 31, 1997 to $109,000 for the three month period ended December 31, 1998. The number of railcars handled decreased 230 carloads, or 57%. The decrease in volume is attributable to the elimination of bulk transfer business for an on line feed broker, which was resumed by the customer, a decrease in business to another feed broker lost to competition, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding the 1999 SLQ Acquired Operations, decreased $65,000 from $262,000 for the three months ended December 31, 1997 to $197,000 for the corresponding period in the current year. Intermodal volume decreased approximately 1,350 trailers and containers, or 45%, from 3,050 trailers and containers for the second quarter of the prior year to 1,700 trailers and containers for the second quarter of the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and generally lower levels of intermodal shipments.

     Excluding Acquired Operations, other operating revenues increased $185,000 from the prior year, including $78,000 of blocking revenues from CN in the current year in conjunction with the closing of a major CN classification yard in Montreal, an additional $67,000 of revenues for track work performed for customers, and less significant increases in a variety of other revenues. These increases were partially offset by a $31,000 decrease in railcar brokering commissions as a result of the termination of two contracts. The 1999 SLQ Acquired Operations generated $79,000 of other operating revenues including blocking fees and trackage rights revenues. The 1998 Acquired Operations generated an additional $163,000 of other operating revenues, consisting principally of additional railcar storage and demurrage revenues and additional switching service fees for operating BMS.

     Expenses

     Operating expenses increased $1,011,000, or 29%, from $3,508,000 for the three month period ended December 31, 1997 to $4,519,000 for the three month period ended December 31, 1998. The increase consists of $881,000 additional cost of operations and $130,000 additional selling and administrative expenses. Excluding Acquired Operations, operating expenses increased $350,000, or 10%.

     Cost of operations increased $881,000, or 32%, from $2,722,000 for the three month period ended December 31, 1997 to $3,603,000 for the corresponding three month period in the current year. Cost of operations for the current quarter includes $714,000 of railroad operating expenses associated with the Acquired Operations as compared to $92,000 of expenses in the corresponding period in the prior year. Excluding Acquired Operations, cost of operations increased $259,000, including $359,000 additional railroad operating expenses and $4,000 additional other operating expenses, partially offset by a $92,000 decrease in logistics operating expenses and a $12,000 decrease in intermodal operating expenses.

     Railroad operating expenses increased $981,000 for the quarter ended December 31, 1998 as compared to the corresponding quarter in the prior year. Excluding Acquired Operations, railroad operating expenses increased $359,000, consisting of a $51,000 decrease in expenses for Pennsylvania rail operations offset by a $410,000 increase in SLR expenses in New England. The net decrease in railroad operating costs for Pennsylvania rail operations, excluding Acquired Operations, is primarily attributable to two unfilled management/supervisory positions and, to a lesser extent, the lower level of business handled during the quarter.

     The $410,000 increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of $70,000 additional maintenance of way expenses, $263,000 additional transportation expenses, $66,000 additional locomotive maintenance expenses, and $11,000 additional other expenses. The increase in maintenance of way expenses is primarily attributable to track projects performed on the behalf of customers for which SLR received revenues, and a track surfacing project. The increase in transportation expenses is attributable to a number of factors. SLR added a local switching job in the current year as a result of the significant increase in traffic handled, and also added a job to perform blocking services for CN from September through December 1998, at which time these services were taken over by SLQ, as a result of CN's decision to close a major classification yard in Montreal. The addition of these jobs increased labor and benefits, fuel and a variety of other operating expenses. SLR incurred approximately $85,000 additional transload fees and railcar lease expense in conjunction with a new local oil move. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in transportation operating expenses were partially offset by a $55,000 reduction in switching fees as a result of the acquisition of one mile of track from NHVT in December 1997. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the additional use of locomotives as a result of the increase in business levels, and to the addition of locomotive maintenance personnel to maintain the ten locomotives acquired in conjunction with the acquisition of SLQ.

     Logistics operating expenses decreased $92,000, from $239,000 for the second quarter of fiscal 1998 to $147,000 for the second quarter of the current year. This decrease includes reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations, and a general reduction in other operating expenses as a result of a 57% reduction in the number of railcars handled.

     Rail intermodal operating expenses decreased $12,000, from $126,000 for the prior year to $114,000 for the current year, as a result of the 45% decrease in the number of trailers and containers handled from the prior year.

     Selling and administrative expenses increased $130,000, or 17%, from $786,000 for the quarter ended December 31, 1997 to $916,000 for the quarter ended December 31, 1998. Selling and administrative expenses for the current quarter include an additional $39,000 of expenses associated with the Acquired Operations. Excluding Acquired Operations, selling and administrative expenses increased $91,000, or 11.5%. Additional selling and administrative expenses include general increases in a number of expense categories, including additional salaries and wages as a result of wage adjustments, additional legal fees incurred in connection with a number of matters, and additional travel expenses incurred in the pursuit of business opportunities.

     Interest expense increased $26,000 for the three month period ended December 31, 1998 as compared to the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of the Acquired Operations, partially offset by scheduled principal payments and prepayments of the Company's term loan.

     The provision for income taxes increased $235,000, from $22,000 for the quarter ended December 31, 1997 to $257,000 for the quarter ended December 31, 1998. This increase is due to the amortization of the deferred tax assets that were recognized in the prior year as a result of a reduction in the valuation allowance recorded in the fourth quarter of the prior year, and the significant increase in income before income taxes. The current year provision includes $220,000 of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


Analysis of operations for the six months ended December 31, 1998 compared to the six months ended December 31, 1997

     Results of Operations

     The Company generated net income of $722,000 for the six month period ended December 31, 1998, as compared to net income of $651,000 for the six month period ended December 31, 1997. Income before income taxes increased $549,000, or 79%, from $694,000 for the six months ended December 31, 1997, to $1,243,000 for the corresponding period in the current year. The current year includes $156,000 of start-up expenses associated with the acquisition and first month of operations of SLQ. Excluding these start-up expenses, income before income taxes increased $705,000, or over 100%. Operating revenues increased

$2,082,000, while operating expenses increased $1,711,000 over the prior year. Interest and other non-operating income increased $79,000, interest expense decreased $99,000, and the provision for income taxes increased $478,000 over the prior year.

     Revenues

     Operating revenues increased $2,082,000, or 25.5%, from $8,174,000 for the six month period ended December 31, 1997 to $10,256,000 for the six month period ended December 31, 1998. Acquired Operations accounted for $1,290,000 of this increase, including $378,000 of operating revenues generated by the 1999 SLQ Acquired Operations and $912,000 additional operating revenues generated by the 1998 Acquired Operations. Excluding Acquired Operations, operating revenues increased $792,000, or 10%, consisting of a $938,000 increase in freight and haulage revenues and a $157,000 increase in other operating revenues, partially offset by a $178,000 decrease in logistics revenues and a $125,000 decrease in intermodal freight and handling revenues.

     Freight and haulage revenues increased $1,612,000, or 26%, consisting of a 30% increase in the number of carloads handled and a 2.8% decrease in average revenues per carload. Total traffic handled increased approximately 5,700 carloads from 19,300 for the six months ended December 31, 1997 to 25,000 for the six months ended December 31, 1998. Traffic for the six months ended December 31, 1998 includes approximately 1,650 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding Acquired Operations, which accounted for $674,000 of the increase, freight and haulage revenues increased $938,000, or 15%, and traffic increased approximately 2,350 carloads, or 12%. This net increase includes an increase of approximately 425 carloads on Pennsylvania rail operations and an increase of approximately 1,925 carloads on SLR operations in New England.

     The 425 carload net increase in business for Pennsylvania rail operations, excluding Acquired Operations, includes approximately 180 additional carloads to three new customers, 200 additional carloads to a building products distributor due to the addition of new product lines transported by rail, 170 additional carloads to an on line warehouse distributor due to an increase in paper business, approximately 750 additional low rated bridge carloads, and a variety of less significant increases. These increases were partially offset by a reduction of approximately 300 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 400 carloads to the Company's logistics operations, discussed further below, and 120 fewer carloads for a refractory plant due to a reduction in export business and a change in traffic patterns. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves.

     The 1,925 carload increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 425 additional carloads were generated by a new on line liquid propane gas distributor that commenced operations in April 1998, which is expected to generate significant additional business, approximately 700 carloads were generated by a new overhead move attributable to a special construction project in New England, and approximately 300 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997. SLR also handled a one time move of 225 carloads of pipe for the installation of a gas pipe line in the states of Maine and New Hampshire in the current year. In addition to other less significant new business, paper related traffic increased 170 carloads as a result of the addition of new moves and additional business with existing customers. These increases were partially offset by 180 less salt carloads to an on line customer due to the timing of scheduled deliveries.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $178,000, or 43%, from $414,000 for the six month period ended December 31, 1997 to $236,000 for the six month period ended December 31, 1998. The number of railcars handled decreased 420 carloads, or 49%. The decrease in volume is attributable to the elimination of bulk transfer business for an on line feed broker, which was resumed by the customer, a decrease in business to another feed broker lost to competition, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding the 1999 SLQ Acquisition, decreased $125,000 from $571,000 for the six months ended December 31, 1997 to $446,000 for the corresponding period in the current year. Intermodal volume decreased approximately 2,075 trailers and containers, or 31%, from 6,625 trailers and containers for the first six months of the prior year to 4,550 trailers and containers for the first six months of the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and generally lower levels of intermodal shipments.

     Excluding Acquired Operations, other operating revenues increased $157,000 from the prior year, including $175,000 of additional railcar storage and demurrage revenues, $108,000 of blocking revenues from CN in the current year in conjunction with the closing of a major CN classification yard in Montreal, an additional $50,000 of revenues for track work performed for customers, and less significant increases in a variety of other revenues. These increases were partially offset by a $172,000 reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, and a $53,000 decrease in railcar brokering commissions as a result of the termination of two contracts. The 1999 SLQ Acquired Operations generated $79,000 of other operating revenues including blocking fees and trackage rights revenues. The 1998 Acquired Operations generated an additional $520,000 of other operating revenues consisting of additional railcar storage and demurrage revenues and additional switching service fees for operating BMS.

     Interest and non-operating income increased $79,000 over the prior year as a result of six months of principal and interest forgiven on the $1.5 million promissory note due CN in the current year as compared to three months in the prior year, partially offset by the gain on the sale of unutilized equipment in the prior year.

     Expenses

     Operating expenses increased $1,711,000, or 24%, from $7,046,000 for the six month period ended December 31, 1997 to $8,757,000 for the six month period ended December 31, 1998. The increase consists of $1,476,000 additional cost of operations and $235,000 additional selling and administrative expenses. Excluding Acquired Operations, operating expenses increased $625,000, or 9%.

     Cost of operations increased $1,476,000, or 30%, from $5,496,000 for the six month period ended December 31, 1997 to $6,972,000 for the corresponding six month period in the current year. Cost of operations for the current year includes $1,136,000 of railroad operating expenses associated with the Acquired Operations as compared to $92,000 of expenses in the prior year. Excluding Acquired Operations, cost of operations increased $432,000, including $685,000 additional railroad operating expenses and $18,000 additional other operating expenses, partially offset by a $259,000 decrease in logistics operating expenses and a $12,000 decrease in intermodal operating expenses.

     Railroad operating expenses increased $1,729,000 for the six months ended December 31, 1998 as compared to the corresponding period in the prior year. Excluding Acquired Operations, railroad operating expenses increased $685,000, consisting of $91,000 additional expenses for Pennsylvania rail operations and $594,000 additional SLR expenses in New England. The net increase in railroad operating costs for Pennsylvania rail operations, excluding Acquired Operations, includes an increase in car hire expense which is partially offset by an increase in demurrage revenues, additional costs incurred in connection with minor derailments and accidents, and a provision for severance costs incurred in connection with the termination of an operations manager. These increases were partially offset by reduced salaries and wages as a result of two unfilled management/supervisory positions and lower locomotive fuel costs as a result of lower fuel rates in the current year.

     The $594,000 increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of $166,000 additional maintenance of way expenses, $320,000 additional transportation expenses, $92,000 additional locomotive maintenance expenses, and $16,000 additional other expenses. The increase in maintenance of way expenses is primarily attributable to track projects performed on the behalf of customers for which SLR received revenues, and a track surfacing project. The increase in transportation expenses is attributable to a number of factors. SLR added a local switching job in the current year as a result of the significant increase in traffic handled, and also added a job to perform blocking services for CN from September through December 1998, at which time these services were taken over by SLQ, as a result of CN's decision to close a major classification yard in Montreal. The addition of these jobs increased labor and benefits, fuel and a variety of other operating expenses. SLR incurred approximately $175,000 additional transload fees and railcar lease expense in conjunction with a new local oil move. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in transportation operating expenses were partially offset by a $153,000 decrease in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement and a $67,000 decrease in switching fees as a result of the acquisition of one mile of track from NHVT in December 1997. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the additional use of locomotives as a result of the increase in business levels, and to the addition of locomotive maintenance personnel to maintain the ten locomotives acquired in conjunction with the acquisition of SLQ.

     Logistics operating expenses decreased $259,000, from $560,000 for the first six months of fiscal 1998 to $301,000 for the first six months of the current year, including reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations, and a reduction in labor and benefits and other operating expenses as a result of a 49% reduction in the number of railcars handled.

     Rail intermodal operating expenses decreased $12,000, from $248,000 for the prior year to $236,000 for the current year, as a result of the 31% decrease in the number of trailers and containers handled from the prior year.

     Selling and administrative expenses increased $235,000, or 15%, from $1,550,000 for the six months ended December 31, 1997 to $1,785,000 for the six months ended December 31, 1998. Selling and administrative expenses for the current year includes an additional $42,000 of expenses associated with the Acquired Operations. Excluding Acquired Operations, selling and administrative expenses increased $193,000, or 12.5%. Additional selling and administrative expenses include general increases in a number of expense categories, including additional salaries and wages as a result of wage adjustments, additional provisions under profit sharing and incentive compensation plans as a result of the significant improvement in results of operations over the prior year, additional legal fees incurred in connection with a number of matters, and additional travel expenses incurred in the pursuit of business opportunities.

     Interest expense decreased $99,000 for the six month period ended December 31, 1998 as compared to the prior year. The prior year amount includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. Excluding this charge, interest expense increased $9,000 as a result of additional borrowings incurred to finance the acquisition of the Acquired Operations, partially offset by scheduled principal payments and prepayments of the Company's term loan.

     The provision for income taxes increased $478,000, from $43,000 for the six months ended December 31, 1997 to $521,000 for the six months ended December 31, 1998. This increase is due to the amortization of the deferred tax assets that were recognized in the prior year as a result of a reduction in the valuation allowance recorded in the fourth quarter of the prior year, and the significant increase in income before income taxes. The current year provision includes $442,000 of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


     Year 2000 Compliance Issues

     The Company has evaluated its risks with respect to year 2000 compliance issues and the impact on its information systems and operations. The significant risk areas identified include third party software utilized in house by the Company on its own information systems, value added networks, outside service providers and information systems utilized by the Company's primary connecting rail carriers. The Company does not utilize any internally developed software that is significant to its operations. The Company has investigated the potential impact of the year 2000 with respect to each significant risk area identified, and has determined that all significant software either is year 2000 compliant, is in the process of being modified by the respective parties to accommodate the year 2000, or is replaceable by alternative software options at a reasonable cost.

Risk of the Company's Year 2000 Issues

     The Company's key risk with respect to the year 2000 is its reliance upon third party vendors, value added networks, outside service providers and connecting rail carriers to become year 2000 compliant. Since year 2000 compliance by these parties is outside of the Company's control, there can be no assurance that the systems critical to the Company's operations will be compliant by the year 2000. If any of these parties do not successfully achieve year 2000 compliance, the Company's operations may be adversely affected. The status of the Company's significant risk areas is as follows:

  1) Third Party Software - The Company's critical third party software
     --------------------
     utilized in house consists of its railcar accounting, interline settlement and general ledger systems. The Company's vendor for its railcar accounting system has indicated that the year 2000 compliant version is currently scheduled for release during the spring of 1999. The vendor contracted by the Association of American Railroads to develop and maintain the PC-based interline settlement system utilized by the Company has indicated that the year 2000 compliant version has been substantially completed and is scheduled to be released by March 31, 1999. The Company's general ledger accounting software vendor has indicated that its general ledger system is year 2000 compliant. The Company plans to test each system for year 2000 compliance as a part of its year 2000 compliance plan.

  2) Value Added Networks - The Company's primary value added network utilized
     --------------------
     in EDI communications with other rail carriers has indicated that its software is already year 2000 compliant. The Company plans to test this system for year 2000 compliance as a part of its year 2000 compliance plan.

  3) Outside Service Providers - The Company utilizes outside service providers
     -------------------------
     for certain critical railroad accounting functions including car hire accounting and rail communications through Railinc. The provider of car hire accounting services has indicated that it is in the process of modifying its system to be year 2000 compliant and that the year 2000 compliant version is scheduled to be completed by early summer 1999. The Company plans to test this system for year 2000 compliance as a part of its year 2000 compliance plan. Railinc provides a variety of central system services for the North American rail industry, including railroads, rail equipment own-ers, other rail suppliers, rail customers and others, and has indicated that some of its system services are already year 2000 compliant and that all remaining system services are scheduled to be year 2000 compliant by the end of the second quarter of 1999.

  4) Connecting Rail Carriers - Each of the Company's primary connecting rail
     ------------------------
     carriers has indicated that it is in the process of modifying its systems to be year 2000 compliant, and will be completed in time for the year 2000. The Company plans to test these systems for year 2000 compliance when they are completed as a part of its year 2000 compliance plan.

Company's State of Readiness

     As noted above, the Company has completed its evaluation of its significant risk areas with respect to the year 2000, and has determined that its successful transition into the year 2000 is heavily dependent upon its third party vendors, value added networks, outside service providers and connecting rail carriers becoming year 2000 compliant, which is largely outside the Company's control. The Company engaged the services of an outside consultant to prepare a year 2000 compliance plan, and received the consultant's report in December 1998. The Company is currently in the preliminary stages of implementing those portions of its compliance plan which it can control and is carefully monitoring the status of those systems it cannot control.

Costs to Address Year 2000 Issues

     The Company does not anticipate that the cost of becoming year 2000 compliant will be material to its results of operations.

Contingency Plans

     The Company's contingency plans are segregated into two groups of software, including industry specific software and all other software. With respect to industry specific software, which includes third party software utilized in house by the Company, software provided by outside service providers, and software utilized by the Company's primary connecting rail carriers, the Company does not have a variety of alternatives available. As a result, the Company is heavily reliant upon these vendors, service providers and connecting rail carriers to meet their year 2000 compliance commitments. The Company does not currently have any contingency plans with respect to this software, and will closely monitor the progress of these vendors, service providers and connecting rail carriers. With respect to all other software, the Company believes there are sufficient alternatives available at a reasonable cost should existing software not be made year 2000 compliant. The Company believes that it will receive year 2000 compliant upgrades for most, if not all, other software. Should upgrades not be available, the Company will acquire year 2000 compliant software with sufficient lead time to implement such software.

PART II.


Item 1.     Legal Proceedings

     As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1998, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 674 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.


Item 3.     Default Upon Senior Securities

     On June 18, 1998 and November 19, 1998, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1998 and January 4, 1999, respectively. Dividends in arrears as of December 31, 1998 aggregated $1,767,796.


Item 4.     Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of stockholders of Emons Transportation Group, Inc. held on November 19, 1998, the stockholders:

     (a) elected Messrs. Michael J. Blake, Robert Grossman, Robert J. Smallacombe, Alfred P. Smith, Dean H. Wise and Scott F. Ziegler, and Ms. Kimberly A. Madigan as directors of the Company to serve in such capacity until their successors are elected and qualified, and

     (b) ratified the appointment of Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ended June 30, 1999.


Item 6.     Exhibits and Reports on Form 8-K

     (a) An index to exhibits appears following the signature page to this report.

     (b) A report on Form 8-K dated December 23, 1998 was filed by the Company on January 7, 1999 reporting the Company's acquisition of the Sherbrooke Line from the Canadian National Railway for Can$7 million pursuant to the terms of an Asset Purchase Agreement dated November 25, 1998.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMONS TRANSPORTATION GROUP, INC.


Date:   February 12, 1999              By:   /s/Scott F. Ziegler
        -----------------                    -------------------
                                       Scott F. Ziegler
                                       Senior Vice President and Chief
                                       Financial Officer
                                       (signing on behalf of the registrant
                                       as both its duly authorized officer
                                       and its principal financial officer)

EXHIBITS

          The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                          Page in
Exhibit                                                                                 Sequentially
Number                                  Exhibit                                         Numbered Copy
3  (a)   Certificate of Incorporation for Emons Holdings, Inc. dated December
         19, 1986 (incorporated by reference from Emons Holdings, Inc. Report on
         Form 10-K for the year ended June 30, 1987, Exhibit Number 3 (a))                   ---

3  (b)   Certificate of Amendment of Certificate of Incorporation for Emons
         Holdings, Inc. dated September 26, 1989 (incorporated by reference from
         Emons Holdings, Inc. Report on Form 10-Q for the quarter ended
         September 30, 1989, Exhibit Number 3 (b))                                           ---

3  (c)   Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter
         ended September 30, 1989, Exhibit Number 3 (c))                                     ---

3  (d)   Certificate of Amendment of Certificate of Incorporation for Emons
         Holdings, Inc. dated November 18, 1993 (incorporated by reference from
         Emons Transportation Group, Inc. Report on Form 10-Q for the quarter
         ended December 31, 1993, Exhibit Number 3 (d))                                      ---

10  (a)  Lease Agreement dated as of November 1, 1997 between St. Lawrence &
         Atlantic Railroad Company and Berlin Mills Railway, Inc. (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q
         for the quarter ended September 30, 1997, Exhibit Number 10 (b))                    ---

10  (b)  Asset Purchase Agreement between John C. Nolan, Lancaster Northern
         Railway, Inc., Chester Valley Railway, Inc., East Penn Railways, Inc.,
         and Bristol Industrial Terminal Railway, Inc. and Penn Eastern Rail
         Lines, Inc. dated November 7, 1997 (incorporated by reference from
         Emons Transportation Group, Inc. Report on Form 10-Q for the quarter
         ended December 31, 1997, Exhibit Number 10 (c))                                     ---

10  (c)  Asset Purchase Agreement between New Hampshire and Vermont Railroad
         Company, Inc. and St. Lawrence & Atlantic Railroad Company dated
         December 12, 1997 (incorporated by reference from Emons Transportation
         Group, Inc. Report on Form 10-Q for the quarter ended December 31,
         1997, Exhibit Number 10 (d))                                                        ---

10  (d)  Asset Purchase Agreement dated November 25, 1998 between St. Lawrence &
         Atlantic Railroad (Quebec) Inc. and Canadian National Railway Company
         (incorporated by reference from Emons Transportation Group, Inc. Report
         on Form 8-K dated December 23, 1998 Exhibit Number 10 (a))                          ---

                                                                                          Page in
Exhibit                                                                                 Sequentially
Number                                  Exhibit                                         Numbered Copy
 10  (e) Amended and Restated Loan and Security Agreement dated as of December
         21, 1998 among Emons Transportation Group, Inc., Emons Industries,
         Inc., Emons Finance Corp., Maryland and Pennsylvania Railroad Company,
         Emons Logistics Services, Inc., Maine Intermodal Transportation, Inc.,
         Yorkrail, Inc., St. Lawrence & Atlantic Railroad Company, Penn Eastern
         Rail Lines, Inc., St. Lawrence & Atlantic Railroad (Quebec) Inc., and
         SLR Leasing Corp., as the Borrowers, and LaSalle National Bank, as the
         Lender (incorporated by reference from Emons Transportation Group, Inc.
         Report on Form 8-K dated December 23, 1998 Exhibit Number 10 (b))                   ---

10  (f)  Letter Agreement dated August 21, 1997 regarding renegotiation of the
         Canadian National Railway Promissory Note and Operating and Marketing
         Agreement                                                                           ---

27  (a)  Financial Data Schedules                                                            ---