Form 10-Q
period 1999-03-31
EMONS TRANSPORTATION GROUP INC
filed 1999-05-13
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
      For Quarter Ended  March 31, 1999     Commission File Number 0-5206
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

                          Yes    X            No
                               -----              -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of March 31, 1999 is as follows:

               Voting Common Stock                      6,113,986
                                                       -----------

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,           June 30,
                                                        1999               1998
                                                    ------------       ------------
                                                     (unaudited)
ASSETS
 Current Assets:
  Cash and cash equivalents                         $  2,673,406       $  2,677,004
  Accounts receivable, net                             3,046,993          2,210,900
  Materials and supplies                                 200,226            191,845
  Prepaid expenses                                       394,384            375,004
  Deferred income taxes                                  476,000            476,000
                                                    ------------       ------------
      Total current assets                             6,791,009          5,930,753
                                                    ------------       ------------

 Property, plant and equipment                        38,354,949         31,548,588
  Less accumulated depreciation                      (11,965,980)       (10,888,838)
                                                    ------------       ------------
      Property, plant and equipment, net              26,388,969         20,659,750
                                                    ------------       ------------

 Deferred expenses and other assets                      770,085            737,774
 Deferred income taxes                                   718,000          1,345,000
                                                    ------------       ------------
TOTAL ASSETS                                        $ 34,668,063       $ 28,673,277
                                                    ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Current portion of long-term debt                 $    500,335       $  1,335,408
  Accounts payable                                     1,408,736            964,453
  Accrued payroll and related expenses                 1,660,361          1,665,185
  Other accrued expenses                               2,132,420          1,309,266
                                                    ------------       ------------
      Total current liabilities                        5,701,852          5,274,312

 Long-term debt                                       15,367,715         11,006,767
 Other liabilities                                       807,925            758,238
                                                    ------------       ------------
      Total Liabilities                               21,877,492         17,039,317
                                                    ------------       ------------

 Stockholders' Equity:
  Cumulative convertible preferred stock                  14,855             15,282
  Common stock                                            61,140             60,398
  Additional paid-in capital                          23,835,553         23,733,554
  Deficit                                            (10,778,291)       (11,871,499)
                                                    ------------       ------------
                                                      13,133,257         11,937,735
  Comprehensive income                                    10,992                  -
  Unearned compensation - restricted stock awards       (353,678)          (303,775)
                                                    ------------       ------------
      Total Stockholders' Equity                      12,790,571         11,633,960
                                                    ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 34,668,063       $ 28,673,277
                                                    ============       ============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                  Three Months Ended              Nine Months Ended
                                                      March 31,                       March 31,
                                               ------------------------       --------------------------
                                                  1999          1998              1999           1998
                                               ----------    ----------       -----------    -----------
Operating revenues                             $6,158,110    $4,292,856       $16,414,245    $12,466,682

Operating expenses:
 Cost of operations                             4,341,338     3,170,009        11,313,584      8,665,601
 Selling and administrative                     1,012,145       821,929         2,797,010      2,372,313
                                               ----------    ----------       -----------    -----------
    Total operating expenses                    5,353,483     3,991,938        14,110,594     11,037,914
                                               ----------    ----------       -----------    -----------

Income from operations                            804,627       300,918         2,303,651      1,428,768

Other income (expense):
 Interest income                                   24,234        24,279            69,717         73,529
 Interest expense                                (304,437)     (203,935)         (755,333)      (753,369)
 Other, net                                        77,898        40,632           227,173        106,624
                                               ----------    ----------       -----------    -----------
    Total other income (expense)                 (202,305)     (139,024)         (458,443)      (573,216)
                                               ----------    ----------       -----------    -----------

Income before income taxes                        602,322       161,894         1,845,208        855,552

Provision for income taxes                        231,000        36,000           752,000         79,000
                                               ----------    ----------       -----------    -----------

Net income                                        371,322       125,894         1,093,208        776,552


Preferred dividend requirements                    51,994        53,858           157,042        164,730
                                               ----------    ----------       -----------    -----------

Income applicable to common shareholders       $  319,328    $   72,036       $   936,166    $   611,822
                                               ==========    ==========       ===========    ===========
Weighted average number of common
 shares (Note 4):
    Basic                                       6,104,155     6,031,122         6,083,485      5,952,408
                                               ==========    ==========       ===========    ===========
    Diluted                                     7,813,149     6,497,488         7,841,517      6,439,750
                                               ==========    ==========       ===========    ===========
Earnings per common share (Note 4):
    Basic                                      $     0.05    $     0.01       $      0.15    $      0.10
                                               ==========    ==========       ===========    ===========
    Diluted                                    $     0.05    $     0.01       $      0.14    $      0.10
                                               ==========    ==========       ===========    ===========

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                  Nine Months Ended
                                                                      March 31,
                                                             ---------------------------
                                                                 1999           1998
                                                             -----------    ------------
Cash flows from operating activities:
  Net income                                                $ 1,093,208     $   776,552
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                             1,076,808         925,942
     Amortization                                               120,252          94,527
     Gain on sale of assets                                           -         (26,236)
     Gain on forgiveness of debt                               (129,754)        (80,357)
     Change in deferred income taxes                            627,000               -
     Changes in assets and liabilities:
       Accounts receivable, materials and
        supplies and prepaid expenses                          (858,055)        442,467
       Accounts payable and accrued expenses                  1,259,254         329,033
       Other assets and liabilities, net                        269,293          60,154
                                                            -----------     -----------
Net cash provided by operating activities                     3,458,006       2,522,082
                                                            -----------     -----------
Cash flows from investing activities:
  Proceeds from sale of assets                                        -         574,125
  Additions to property, plant and equipment                 (1,916,902)     (1,138,944)
  Investment in acquired rail properties                     (4,818,660)       (913,034)
  Increase in deferred expenses                                       -         (20,188)
                                                            -----------     -----------
Net cash used in investing activities                        (6,735,562)     (1,498,041)
                                                            -----------     -----------
Cash flows from financing activities:
  Proceeds from issuance of note payable                              -         250,000
  Proceeds from issuance of long-term debt                    6,302,098       8,251,922
  Repayment of note payable                                           -        (250,000)
  Reduction in long-term debt                                (2,708,062)     (8,526,512)
  Debt issuance costs                                          (317,485)       (206,335)
  Proceeds from issuance of common stock                              -          26,375
                                                            -----------     -----------
Net cash provided by (used in) financing activities           3,276,551        (454,550)
                                                            -----------     -----------
Effect of exchange rate changes on cash                          (2,593)              -
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents             (3,598)        569,491

Cash and cash equivalents at beginning of period              2,677,004       1,515,188
                                                            -----------     -----------
Cash and cash equivalents at end of period                  $ 2,673,406     $ 2,084,679
                                                            ===========     ===========

 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Nine Months Ended March 31, 1999
                                  (unaudited)

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

          Under the Amended Loan Agreement, the payment terms of the original seven year term loan were modified. The payment terms for each of the loans under the Amended Loan Agreement are as follows:

                                                            Quarterly Payment
                                                ------------------------------------------
                                                 Original        Canadian       $2 million
                                                 Term Loan       Term Loan      Term Loan
        Quarter Ending                           (US $'s)        (Can $'s)      (US $'s)
        --------------                          ----------       ---------      ----------
December 31, 1998--June 30, 1999                  $150,000        $      -      $        -
September 30, 1999--June 30, 2000                  275,000               -               -
September 30, 2000--June 30, 2001                  300,000               -               -
September 30, 2001                                 387,500               -               -
December 31, 2001                                  387,500               -       2,000,000
March 31, 2002--June 30, 2002                      387,500               -               -
September 30, 2002--June 30, 2003                  425,000               -               -
September 30, 2003--December 31, 2003              475,000               -               -
March 31, 2004                                     246,956         135,520               -
June 30, 2004                                            -         731,500               -
September 30, 2004--June 30, 2005                        -         938,245               -
September 30, 2005--December 31, 2005                    -         981,750               -

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

Note 4.   Earnings Per Share

          Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted earnings per share for the three and nine month periods ended March 31, 1998 does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

          Earnings per share amounts are computed as follows:

                                                              For the Three Months Ended March 31,
                                               -----------------------------------------------------------------
                                                            1999                             1998
                                               ------------------------------    -------------------------------
                                                Income       Shares      EPS      Income       Shares       EPS
                                               --------    ---------    -----    --------     ---------    -----
Net Income                                     $371,322                          $125,894
   Less:  Preferred dividend requirements       (51,994)                          (53,858)
                                                -------                          --------
Basic EPS
   Income applicable to
     common shareholders                       $319,328    6,104,155    $0.05    $ 72,036     6,031,122    $0.01
                                                                        =====                              =====
Effect of Dilutive Securities
   Stock options and warrants                         -      372,005                    -       466,366
   Convertible preferred stock                   51,994    1,336,989                    -             -
                                               --------    ---------             --------     ---------
Diluted EPS
   Income applicable to common
     shareholders plus assumed conversions     $371,322    7,813,149    $0.05    $ 72,036     6,497,488    $0.01
                                               ========    =========    =====    ========     =========    =====

                                                               For the Nine Months Ended March 31,
                                               -----------------------------------------------------------------
                                                            1999                             1998
                                              --------------------------------    -------------------------------
                                                Income        Shares      EPS      Income       Shares       EPS
                                              ----------    ---------    -----    ---------    ---------    -----
Net Income                                    $1,093,208                          $ 776,552
   Less:  Preferred dividend requirements       (157,042)                          (164,730)
                                              ----------                          ---------
Basic EPS
   Income applicable to
     common shareholders                      $  936,166    6,083,485    $0.15    $ 611,822    5,952,408    $0.10
                                                                         =====                              =====
Effect of Dilutive Securities
   Stock options and warrants                          -      411,954                     -      487,342
   Convertible preferred stock                   157,042    1,346,078                     -            -
                                              ----------    ---------             ---------    ---------
Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                              $1,093,208    7,841,517    $0.14    $ 611,822    6,439,750    $0.10
                                              ==========    =========    =====    =========    =========    =====

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

Note 7.   Comprehensive Income

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of financial statements for earlier periods for comparative purposes.

          Comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 is as follows:

                                        Three months ended               Nine months ended
                                            March 31,                        March 31,
                                      ---------------------          -----------------------
                                        1999         1998               1999          1998
                                      --------     --------          ----------     --------
Net income                            $371,322     $125,894          $1,093,208     $776,552
Other comprehensive
  income, net of tax
    Foreign currency
      translation adjustment            11,992            -              10,992            -
                                      --------     --------          ----------     --------
Total comprehensive income            $383,314     $125,894          $1,104,200     $776,552
                                      ========     ========          ==========     ========

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

          As of March 31, 1999, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 665 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 660 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

          On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. This appeal remains pending.

          Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period January 1, 1999 to March 31, 1999, 3 new actions were commenced in which Industries was named as a defendant and 12 lawsuits were settled or dismissed at no liability to Industries. As of March 31, 1999, there were 289 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, 289 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed various motions, which remain pending, for reargument and to stay implementation of the decision.

          The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of March 31, 1999:

                                                           Number of
        State               Court                            Cases
        ------------        -----------------------        ---------
        California          Los Angeles County                  1
                            San Francisco County                4

        New York            New York County                   360

        Ohio                Cuyahoga County                   114
                            Summit County                      80
                            Federal Court, Northern
                             District of Ohio                  95

        Pennsylvania        Philadelphia County                10

        Texas               Travis County                       1

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

          Railroad Industry Consolidation
          -------------------------------

          The Company routinely interchanges traffic with certain Class I railroads that are currently undergoing consolidations. Consolidated Rail Corporation ("Conrail"), which interchanges traffic with the Company's Pennsylvania rail operations, is being divided and acquired by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX"). NS and CSX intend to commence operating their respective portions of Conrail on June 1, 1999, but NS and CSX may change such commencement date. In February 1998, the Canadian National Railway Company, which interchanges traffic with the Company's St. Lawrence & Atlantic Railroad (Quebec), announced that it will acquire the Illinois Central Railroad, pending approval from the Surface Transportation Board ("STB"). The STB provided verbal approval of the transaction on March 25, 1999, and is expected to issue its written merger decision on May 25, 1999. The merger is expected to become effective on June 24, 1999, after which time CN will be permitted to consummate the acquisition. While the Company does not anticipate any significant negative impact as a result of these consolidations, and believes that they may create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

Note 9.   New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999, and shall not be applied retroactively to financial statements of prior periods. The Company's interest rate hedging transactions constitute cash flow hedges under FAS 133. The Company has not yet quantified the impact of and has not determined the timing of or method of adoption of the provisions of FAS
133. However, FAS 133 could increase volatility in earnings and/or other comprehensive income.

Note 10.  Subsequent Event

          On April 23, 1999, the Board of Directors of the Company voted to adopt a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock of the Company to stockholders of record on May 10, 1999. Each Right entitles the registered holder to purchase one or more shares of the Company's common stock in accordance with the terms of the Rights Agreement. The Rights expire on May 10, 2009.

          Under the Stockholder Rights Plan, the Rights become exercisable only if a person or group acquires 15% or more of the Company's common stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common stock. If the Rights become exercisable, all holders of Rights (other than the acquirer) will be entitled to purchase, by paying the $10.00 exercise price, shares of the Company's common stock, or common stock equivalents, at a 50% discount from the then current market price. If the Company is subsequently acquired in a merger or other business combination transaction, all holders of unexercised Rights (other than the acquirer) will then be entitled to purchase common stock of the acquiring company on a similar basis. In addition, at any time after a 15% position is acquired, the Board of Directors may, at its option, require each outstanding Right (other than Rights held by the acquiring person or group) to be exchanged for one share of the Company's common stock, or one common stock equivalent. The Company may redeem the Rights at $.001 per Right at any time prior to the time that a person or group has acquired 15% or more of its common stock. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

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

          Results for the three and nine month periods ended March 31, 1999 and 1998 are impacted by several acquisitions completed by the Company during the second quarters of fiscal 1998 and 1999. In addition, the Company renegotiated the Operating and Marketing Agreement between the Company's St. Lawrence & Atlantic Railroad ("SLR") and the Canadian National Railway Company ("CN"), SLR's primary connecting carrier, which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN provided SLR with additional car hire expense relief, agreed to forego interest on the $1.5 million promissory note due from SLR, and agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

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

          As described further under Liquidity and Capital Resources, on December 1, 1998, the Company's newly created wholly-owned subsidiary, the St. Lawrence & Atlantic Railroad (Quebec) Inc., commenced operations on the Sherbrooke Line ("SLQ") acquired from CN.

          The 1998 Acquired Operations and the 1999 Acquired Operations are collectively referred to herein as the "Acquired Operations." All amounts are in United States dollars unless otherwise indicated.


Liquidity and Capital Resources

          The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $5,720,000 and $4,888,000 at March 31, 1999 and June 30, 1998, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven year term loan, which is available for future borrowings. The Company intends to utilize the $2 million working capital facility to help fund the Company's internal growth activities and future acquisitions. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any other acquisition. As of March 31, 1999, the Company had approximately $1.8 million available under the working capital facility, computed in accordance with the facility's eligibility criteria. As of March 31, 1999, the Company prepaid $1.5 million of its $7,775,000 seven year term loan, which is available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

          On November 25, 1998, the Company's newly created wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94 mile rail line in Quebec, Canada (the "Sherbrooke Line") from CN for Can$7 million. The acquisition was completed on December 21, 1998. The rail line connects with CN's Halifax to Montreal main line at St. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement.

          In July 1998, the Company made a Can$100,000 deposit towards the purchase price upon execution of an agreement in principle relating to the acquisition, and a Can$1 million deposit upon execution of the Asset Purchase Agreement. The remaining Can$5,900,000 was paid on December 21, 1998, upon completion of the financing for the purchase. As of March 31, 1999, the Company had invested an additional $244,000 in acquisition costs for a total acquisition investment of $4,819,000 in United States dollars. The Company also invested $757,000 in ten locomotives and improvements thereon, and $275,000 in maintenance of way and other equipment in connection with the acquisition of SLQ.

          On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender which provided an additional Can$6,583,500 seven year term loan and a $2 million three year term loan to finance the acquisition of the Sherbrooke Line and related expenditures. In addition, the Amended Loan Agreement modified the principal payments under the original seven year term loan.

          The Company's cash and cash equivalents decreased $4,000 for the nine month period ended March 31, 1999, after a $1.5 million prepayment of the $7,775,000 seven year term loan. The net decrease includes $3,458,000 of cash provided by operations and a $3,594,000 net increase in long-term debt, offset by a $4,819,000 investment in acquired rail properties, $1,917,000 of capital investments, and $317,000 of debt issuance costs.

          The Company generated $3,458,000 of cash from operations for the nine month period ended March 31, 1999, as compared to $2,522,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $1,098,000 from $1,690,000 for the nine months ended March 31, 1998 to $2,788,000 for the nine months ended March 31, 1999, as a result of improved operating performance in the current year. Cash generated by changes in other assets and liabilities totaled $670,000 for the nine months ended March 31, 1999, including additional accrued liabilities associated with the acquisition and operation of SLQ and other accrued expenses, partially offset by additional accounts receivable associated with the operation of SLQ.

          The Company invested $1,917,000 in capital expenditures during the first nine months of fiscal 1999, including an investment of $757,000 in ten locomotives and $275,000 in other equipment in connection with the acquisition of the Sherbrooke Line. The Company is in the process of purchasing or leasing three additional locomotives for operation on the Sherbrooke Line with an estimated cost of approximately $600,000. The remaining $885,000 of capital expenditures includes $648,000 of investments in railroad track structures (net of $560,000 of government grants) and $237,000 of other capital investments.
The Company currently has approximately $400,000 of government grants and approximately $300,000 of government funding under no interest loan programs available for future track rehabilitation projects, customer sidings and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the State of Pennsylvania for the construction of a bulk intermodal facility for the Company's logistics operations in York, Pennsylvania. The Company has no other material commitments for capital expenditures.

          The Company's net long-term debt obligations increased $3,594,000 during the nine month period ended March 31, 1999, including $6,302,000 of borrowings in connection with the acquisition of SLQ, partially offset by a $1.5 million prepayment of the term loan, which is available for future borrowings, a $250,000 repayment of working capital borrowings, and $958,000 of scheduled debt repayments.

Analysis of operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998

          Results of Operations

          The Company generated net income of $371,000 for the three month period ended March 31, 1999, as compared to net income of $126,000 for the three month period ended March 31, 1998. Income before income taxes increased $440,000, or over 270%, from $162,000 for the quarter ended March 31, 1998, to $602,000 for the corresponding quarter in the current year. Operating revenues increased $1,865,000, while operating expenses increased $1,361,000 over the prior year. Interest and other non-operating income increased $37,000, interest expense increased $101,000, and the provision for income taxes increased $195,000 over the prior year.

          Revenues

          Operating revenues increased $1,865,000, or 43.5%, from $4,293,000 for the three month period ended March 31, 1998 to $6,158,000 for the three month period ended March 31, 1999. SLQ, which commenced operations on December 1, 1998, accounted for $1,346,000 of this increase. Excluding SLQ, operating revenues increased $519,000, or 12%, consisting of a $571,000 increase in freight and haulage revenues and a $66,000 increase in other operating revenues, partially offset by a $73,000 decrease in logistics revenues and a $45,000 decrease in intermodal freight and handling revenues.

          Freight and haulage revenues increased $1,566,000, or 47.5%, consisting of a 74% increase in the number of carloads handled partially offset by a 15% decrease in average revenues per carload. Total traffic handled increased approximately 8,000 carloads from 10,800 for the quarter ended March 31, 1998 to 18,800 for the quarter ended March 31, 1999. Traffic for the quarter ended March 31, 1999 includes approximately 5,400 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding SLQ, which accounted for $995,000 of the increase, freight and haulage revenues increased $571,000, or 17%, and traffic increased approximately 1,000 carloads, or 9%. This net increase includes a decrease of approximately 200 carloads on Pennsylvania rail operations offset by an increase of approximately 1,200 carloads on SLR operations in New England.

          The 200 carload net decrease in business for Pennsylvania rail operations includes a reduction of 290 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 220 agricultural carloads as a result of favorable local supply conditions, and other less significant decreases. These decreases were partially offset by 230 additional coal carloads due to timing of shipments, and 180 additional carloads to a new plastics customer.

          The 1,200 carload increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 525 additional carloads were generated by a new on line liquid propane gas distributor that commenced operations in April 1998, 425 additional carloads were generated by a new overhead move attributable to a special construction project in New England, 120 additional carloads were generated by a one time move of pipe for the installation of a gas pipeline in eastern Maine and into New Brunswick, and 140 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997.

          The 15% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding SLQ, average revenues per carload increased 7.4% primarily as a result of price adjustments on Pennsylvania operations and the greater mix of business on SLR operations in New England which is generally at higher average rates.

          Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $73,000, or 37%, from $199,000 for the three month period ended March 31, 1998 to $126,000 for the three month period ended March 31, 1999. The number of railcars handled decreased slightly, by 2.2%. The decrease in revenues is attributable to the slightly lower volume of railcars handled, lower revenues per railcar handled as a result of the mix of business, lower storage and railcar track occupancy revenues, and lower truck brokerage revenues as a result of the mix of business.

          Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, decreased $45,000 from $212,000 for the three months ended March 31, 1998 to $167,000 for the corresponding period in the current year. Intermodal volume decreased approximately 525 trailers and containers, or 21%, from 2,450 trailers and containers for the third quarter of the prior year to 1,925 trailers and containers for the third quarter of the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and generally lower levels of intermodal shipments.

          Excluding SLQ, other operating revenues increased $66,000 from the prior year, including $57,000 of additional railcar storage and demurrage.

          Expenses

          Operating expenses increased $1,361,000, or 34%, from $3,992,000 for the three month period ended March 31, 1998 to $5,353,000 for the three month period ended March 31, 1999. The increase consists of $1,171,000 additional cost of operations and $190,000 additional selling and administrative expenses. Excluding SLQ, operating expenses increased $575,000, or 14.5%. This $575,000 increase also includes additional expenses incurred by SLR in conjunction with the acquisition and operations of SLQ as a result of the centralization of operations management, dispatching, and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

          Cost of operations increased $1,171,000, or 37%, from $3,170,000 for the three month period ended March 31, 1998 to $4,341,000 for the corresponding three month period in the current year. Cost of operations for the current quarter includes $761,000 of SLQ railroad operating expenses. Excluding SLQ, cost of operations increased $410,000, including $448,000 additional railroad operating expenses, partially offset by a $26,000 decrease in logistics operating expenses, a $5,000 decrease in intermodal operating expenses, and a $7,000 decrease in other operating expenses.

          Railroad operating expenses increased $1,209,000 for the quarter ended March 31, 1999 as compared to the corresponding quarter in the prior year. Excluding SLQ, railroad operating expenses increased $448,000, consisting of a $35,000 decrease in expenses for Pennsylvania rail operations offset by a $483,000 increase in SLR expenses in New England. The net decrease in railroad operating costs for Pennsylvania rail operations is primarily attributable to two unfilled management/supervisory positions.

          The $483,000 increase in railroad operating costs for SLR, excluding SLQ, is comprised of $51,000 additional maintenance of way expenses, $254,000 additional transportation expenses, $165,000 additional locomotive maintenance expenses, and $13,000 additional other expenses. The increase in maintenance of way expenses is attributable to additional snow and ice removal expenses and track patrols in the current year as compared to the prior year, partially offset by a $67,000 charge in the prior year to repair a section of track in Vermont that was damaged as a result of a washout in March 1998. The increase in transportation expenses is attributable to a number of factors. SLR added a local switching job in the current year as a result of the significant increase in traffic handled, which increased labor and benefits, fuel and a variety of other operating expenses. SLR incurred approximately $70,000 of additional transload fees and railcar lease expense in conjunction with a new local oil move. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. In addition, SLR recorded a $175,000 charge in the current quarter for the estimated costs, net of anticipated insurance proceeds, to repair a section of track damaged in February 1999 by a derailed railcar. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the increase in business levels, and the addition of locomotive maintenance personnel and other expenses incurred to maintain the ten locomotives acquired in conjunction with the acquisition of SLQ.

          Logistics operating expenses decreased $26,000, from $183,000 for the third quarter of fiscal 1998 to $157,000 for the third quarter of the current year. This decrease includes reductions in labor and benefits, and in brokered freight expenses as a result of the mix of business handled and efforts to control costs.

          Rail intermodal operating expenses decreased $5,000, from $118,000 for the prior year to $113,000 for the current year, as a result of the 21% decrease in the number of trailers and containers handled from the prior year.

          Selling and administrative expenses increased $190,000, or 23%, from $822,000 for the quarter ended March 31, 1998 to $1,012,000 for the quarter ended March 31, 1999. Additional selling and administrative expenses include general increases in a number of expense categories, including higher salaries and wages as a result of additional personnel and wage adjustments, additional provisions under profit sharing and incentive compensation plans as a result of the significant improvement in results of operations over the prior year, additional legal, accounting and other professional fees incurred in connection with a number of projects, and additional travel expenses incurred in the pursuit of business opportunities.

          Interest expense increased $101,000 for the three month period ended March 31, 1999 as compared to the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of SLQ, partially offset by scheduled principal payments and prepayments of the Company's term loan.

          The provision for income taxes increased $195,000, from $36,000 for the quarter ended March 31, 1998 to $231,000 for the quarter ended March 31, 1999. This increase is due to the amortization of the deferred tax assets that were recognized in the prior year as a result of a reduction in the valuation allowance recorded in the fourth quarter of the prior year, and the significant increase in income before income taxes. The current year provision includes $201,000 of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


Analysis of operations for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998

          Results of Operations

          The Company generated net income of $1,093,000 for the nine month period ended March 31, 1999, as compared to net income of $777,000 for the nine month period ended March 31, 1998. Income before income taxes increased $989,000, or 116%, from $856,000 for the nine months ended March 31, 1998, to $1,845,000 for the corresponding period in the current year. The current year includes $198,000 of start-up expenses associated with the acquisition and first four months of operations of SLQ. Excluding these start-up expenses, income before income taxes increased $1,187,000, or 139%. Operating revenues increased $3,947,000, while operating expenses increased $3,073,000 over the prior year. Interest and other non-operating income increased $117,000, interest expense increased $2,000, and the provision for income taxes increased $673,000 over the prior year.

          Revenues

          Operating revenues increased $3,947,000, or 32%, from $12,467,000 for the nine month period ended March 31, 1998 to $16,414,000 for the nine month period ended March 31, 1999. Acquired Operations accounted for $2,597,000 of this increase, including $1,723,000 of operating revenues generated by SLQ and $874,000 additional operating revenues generated by the 1998 Acquired Operations. Excluding Acquired Operations, operating revenues increased $1,350,000, or 11%, consisting of a $1,523,000 increase in freight and haulage revenues and a $248,000 increase in other operating revenues, partially offset by a $251,000 decrease in logistics revenues and a $170,000 decrease in intermodal freight and handling revenues.

          Freight and haulage revenues increased $3,178,000, or 34%, consisting of a 46% increase in the number of carloads handled partially offset by an 8% decrease in average revenues per carload. Total traffic handled increased approximately 13,750 carloads from 30,100 for the nine months ended March 31, 1998 to 43,850 for the nine months ended March 31, 1999. Traffic for the nine months ended March 31, 1999 includes approximately 7,000 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding Acquired Operations, which accounted for $1,655,000 of the increase, freight and haulage revenues increased $1,523,000, or 16%, and traffic increased approximately 3,450 carloads, or 12%. This increase includes approximately 350 additional carloads on Pennsylvania rail operations and approximately 3,100 additional carloads on SLR operations in New England.

          The 350 carload net increase in business for Pennsylvania rail operations, excluding Acquired Operations, includes 320 additional carloads to three new customers, 250 additional carloads to a building products distributor due to the addition of new product lines transported by rail, 260 additional carloads to an on line warehouse distributor due to an increase in paper business, 150 additional coal carloads due to timing of shipments, and 760 additional low rated bridge carloads. These increases were partially offset by a reduction of approximately 580 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 360 agricultural carloads as a result of favorable local supply conditions, a reduction of 320 carloads to the Company's logistics operations, discussed further below, and 110 fewer carloads for a refractory plant due to a reduction in export business and a change in traffic patterns. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves.

          The 3,100 carload net increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 960 additional carloads were generated by a new on line liquid propane gas distributor that commenced operations in April 1998, 1,125 carloads were generated by a new overhead move attributable to a special construction project in New England, and 450 additional carloads were generated by a new local oil move to an on line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997. SLR also handled two one time moves of pipe in the current year including 225 carloads for the installation of a gas pipe line in the states of Maine and New Hampshire and 120 carloads for the installation of a gas pipe line in eastern Maine and into New Brunswick. In addition to other less significant new business, paper related traffic increased 200 carloads as a result of the addition of new moves and additional business with existing customers. These increases were partially offset by 190 less salt carloads to an on line customer due to the timing of scheduled deliveries.

          Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $251,000, or 41%, from $613,000 for the nine month period ended March 31, 1998 to $362,000 for the nine month period ended March 31, 1999. The number of railcars handled decreased 425 carloads, or 36%. The decrease in volume is attributable to the elimination of bulk transfer business for an on line feed broker, which was resumed by the customer, a decrease in business to another feed broker lost to competition, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

          Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding the 1999 SLQ Acquisition, decreased $170,000 from $782,000 for the nine months ended March 31, 1998 to $612,000 for the corresponding period in the current year. Intermodal volume decreased approximately 2,600 trailers and containers, or 28.5%, from 9,100 trailers and containers for the first nine months of the prior year to 6,500 trailers and containers for the first nine months of the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and generally lower levels of intermodal shipments.

          Excluding Acquired Operations, other operating revenues increased $248,000 from the prior year, including $237,000 of additional railcar storage and demurrage revenues, $108,000 of blocking revenues from CN in the current year in conjunction with the closing of a major CN classification yard in Montreal, and less significant increases in a variety of other revenues. These increases were partially offset by a $187,000 reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. SLQ generated $372,000 of other operating revenues including blocking fees and trackage rights revenues. The 1998 Acquired Operations generated an additional $494,000 of other operating revenues consisting of additional railcar storage and demurrage revenues and additional switching service fees for operating BMS.

          Interest and non-operating income increased $117,000 over the prior year as a result of nine months of principal and interest forgiven on the $1.5 million promissory note due CN in the current year as compared to six months in the prior year, partially offset by the gain on the sale of unutilized equipment in the prior year.

          Expenses

          Operating expenses increased $3,073,000, or 28%, from $11,038,000 for the nine month period ended March 31, 1998 to $14,111,000 for the nine month period ended March 31, 1999. The increase consists of $2,648,000 additional cost of operations and $425,000 additional selling and administrative expenses. Excluding Acquired Operations, operating expenses increased $1,153,000, or 11%. This $1,153,000 increase also includes additional expenses incurred by SLR in conjunction with the acquisition and operations of SLQ as a result of the centralization of operations management, dispatching, and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

          Cost of operations increased $2,648,000, or 31%, from $8,666,000 for the nine month period ended March 31, 1998 to $11,314,000 for the corresponding nine month period in the current year. Cost of operations for the current year includes $2,279,000 of railroad operating expenses associated with the Acquired Operations as compared to $427,000 of expenses in the prior year. Excluding Acquired Operations, cost of operations increased $796,000, including $1,085,000 additional railroad operating expenses and $14,000 additional other operating expenses, partially offset by a $285,000 decrease in logistics operating expenses and an $18,000 decrease in intermodal operating expenses.

          Railroad operating expenses increased $2,937,000 for the nine months ended March 31, 1999 as compared to the corresponding period in the prior year. Excluding Acquired Operations, railroad operating expenses increased $1,085,000, consisting of $37,000 additional expenses for Pennsylvania rail operations and $1,048,000 additional SLR expenses in New England. The net increase in railroad operating costs for Pennsylvania rail operations, excluding Acquired Operations, includes an increase in car hire expense which is partially offset by an increase in demurrage revenues, additional costs incurred in connection with minor derailments and accidents, and severance provisions. These increases were partially offset by reduced salaries and wages as a result of two unfilled management/supervisory positions and lower locomotive fuel costs as a result of lower fuel rates in the current year.

          The $1,048,000 increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of $177,000 additional maintenance of way expenses, $584,000 additional transportation expenses, $257,000 additional locomotive maintenance expenses, and $30,000 additional other expenses. The increase in maintenance of way expenses is attributable to a track surfacing project in the current year, track projects performed on the behalf of customers for which SLR received revenues, and additional snow and ice removal expenses and track patrols in the current year as compared to the prior year. These increases were partially offset by a $67,000 charge in the prior year to repair a section of track in Vermont that was damaged as a result of a washout in March 1998. The increase in transportation expenses is attributable to a number of factors. SLR added a local switching job in the current year as a result of the significant increase in traffic handled, and also added a job to perform blocking services for CN from September through December 1998, at which time these services were taken over by SLQ, as a result of CN's decision to close a major classification yard in Montreal. The addition of these jobs increased labor and benefits, fuel and a variety of other operating expenses. SLR incurred approximately $245,000 of additional transload fees and railcar lease expense in conjunction with a new local oil move. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in transportation operating expenses were partially offset by a $190,000 decrease in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement and a $66,000 decrease in switching fees as a result of the acquisition of one mile of track from NHVT in December 1997. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the increase in business levels, and to the addition of locomotive maintenance personnel and other expenses incurred to maintain the ten locomotives acquired in conjunction with the acquisition of SLQ.

          Logistics operating expenses decreased $285,000, from $743,000 for the first nine months of fiscal 1998 to $458,000 for the first nine months of the current year, including reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations, and a reduction in labor and benefits and other operating expenses as a result of a 36% reduction in the number of railcars handled and efforts to control costs.

          Rail intermodal operating expenses decreased $18,000, from $367,000 for the prior year to $349,000 for the current year, as a result of the 28.5% decrease in the number of trailers and containers handled from the prior year.

          Selling and administrative expenses increased $425,000, or 18%, from $2,372,000 for the nine months ended March 31, 1998 to $2,797,000 for the nine months ended March 31, 1999. Selling and administrative expenses for the current year include an additional $44,000 of expenses associated with the acquisition and start up of SLQ. Excluding these start up expenses, selling and administrative expenses increased $381,000, or 16%. Additional selling and administrative expenses include general increases in a number of expense categories, including higher salaries and wages as a result of additional personnel and wage adjustments, additional provisions under profit sharing and incentive compensation plans as a result of the significant improvement in results of operations over the prior year, additional legal, accounting and other professional fees incurred in connection with a number of projects, and additional travel expenses incurred in the pursuit of business opportunities.

          Interest expense increased $2,000 for the nine month period ended March 31, 1999 as compared to the prior year. The prior year amount includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. Excluding this charge, interest expense increased $110,000 as a result of additional borrowings incurred to finance the acquisition of the Acquired Operations, partially offset by scheduled principal payments and prepayments of the Company's term loan.

          The provision for income taxes increased $673,000, from $79,000 for the nine months ended March 31, 1998 to $752,000 for the nine months ended March 31, 1999. This increase is due to the amortization of the deferred tax assets that were recognized in the prior year as a result of a reduction in the valuation allowance recorded in the fourth quarter of the prior year, and the significant increase in income before income taxes. The current year provision includes $643,000 of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

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

Company's State of Readiness

          As discussed in the "Risk of the Company's Year 2000 Issues" section below, the Company has determined that its successful transition into the year 2000 is heavily dependent upon its third party vendors, value added networks, outside service providers and connecting rail carriers becoming year 2000 compliant. Since this portion of the Company's year 2000 compliance plan is largely outside of the Company's control, the Company has been and will continue to closely monitor the year 2000 compliance status of these parties. Based upon the Company's review of information publicly disseminated and direct discussions with such parties to date, all applicable third party vendors, value added networks, outside service providers and connecting rail carriers have represented that all software significant to the Company's operations either is or will be year 2000 compliant by the year 2000. However, there can be no assurance that these parties will be successful in meeting their year 2000 commitments. The remaining portion of the Company's year 2000 compliance plan is summarized below.

     Phase I - Development of a Year 2000 Compliance Plan.
     -----------------------------------------------------

       The Company engaged the services of a year 2000 compliance consultant to assist in the preparation of a year 2000 compliance plan, to identify all hardware and third party software that is significant to the operations of the Company, to test hardware identified for year 2000 compliance, and to research the year 2000 compliance status of third party software identified. The Company received the completed report from its year 2000 compliance consultant in December 1998 and has completed the planning phase of its year 2000 compliance plan.

     Phase II - Identification of hardware and third party software applications
     ---------------------------------------------------------------------------
       significant to the operations of the Company and preliminary
       -------------------------------------------------------------------------
       identification of hardware and third party software that is not year 2000
       -------------------------------------------------------------------------
       compliant.
       ----------

       In December 1998, the Company received a report from its year 2000 compliance consultant which included an inventory and year 2000 compliance status report of significant hardware and third party software utilized by the Company. The Company has completed the identification phase of its year 2000 compliance plan.

     Phase III - Upgrade/replacement and testing of significant hardware and
     ---------------------------------------------------------------------------
       third party software.
       ---------------------

       The Company's year 2000 compliance consultant performed year 2000 compliance testing of significant hardware and delivered a report to the Company in December

       1998 which included a detail listing of all non-compliant hardware. The Company has identified upgrades for all significant hardware and plans to install and test such upgrades by September 30, 1999.

       Where applicable, the Company is in the process of replacing or installing year 2000 compliant upgrades for third party software, and will install similar upgrades for other third party software as they become available. The Company intends to complete the replacement or installation of such upgrades and perform testing of third party software for year 2000 compliance by September 30, 1999. In addition, the Company will perform year 2000 compliance testing of software utilized by value added networks, outside service providers and connecting rail carriers as such software is made year 2000 compliant by these parties.

Risk of the Company's Year 2000 Issues

          The Company's most significant risk with respect to the year 2000 is its reliance upon third party vendors, value added networks, outside service providers and connecting rail carriers to become year 2000 compliant. Since year 2000 compliance by these parties is outside of the Company's control, there can be no assurance that the systems critical to the Company's operations will be compliant by the year 2000. If any of these parties do not successfully achieve year 2000 compliance, the Company's operations may be adversely affected. The status of the Company's significant risk areas is as follows:

     1)  Third Party Software - The Company's critical third party software
         --------------------
         utilized in house consists of its railcar accounting, interline settlement and general ledger systems. The Company's vendor for its railcar accounting system has indicated that the year 2000 compliant version is currently scheduled for release during the spring of 1999. The vendor contracted by the Association of American Railroads to develop and maintain the PC-based interline settlement system utilized by the Company has indicated that the year 2000 compliant version has been substantially completed and is scheduled for release during the spring of 1999. The Company's general ledger accounting software vendor has indicated that its general ledger system is year 2000 compliant.

     2)  Value Added Networks - The Company's primary value added network
         --------------------
         utilized in EDI communications with other rail carriers has indicated that its software is already year 2000 compliant.

     3)  Outside Service Providers - The Company utilizes outside service
         -------------------------
         providers for certain critical railroad accounting functions including car hire accounting and rail communications through Railinc. The provider of car hire accounting services has indicated that it is in the process of modifying its system to be year 2000 compliant and that the year 2000 compliant version is scheduled to be completed by early summer 1999. Railinc provides a variety of central system services for the North American rail industry, including railroads, rail equipment owners, other rail suppliers, rail customers and others, and has indicated that some of its system services are already year 2000 compliant and that all remaining system services are scheduled to be year 2000 compliant by June 30, 1999.

     4)  Connecting Rail Carriers - Each of the Company's primary connecting
         ------------------------
         rail carriers has indicated that it is in the process of modifying its systems to be year 2000 compliant, and will be completed in time for the year 2000.

Costs to Address Year 2000 Issues

          The Company does not anticipate that the cost of becoming year 2000 compliant will be material to its results of operations.

Contingency Plans

          The Company's contingency plans are segregated into two groups of software, including industry specific software and all other software. With respect to industry specific software, which includes third party software utilized in house by the Company, software provided by outside service providers, and software utilized by the Company's primary connecting rail carriers, the Company does not have a variety of alternatives available. As a result, the Company is heavily reliant upon these vendors, service providers and connecting rail carriers to meet their year 2000 compliance commitments. The Company does not currently have any contingency plans with respect to this software, and will closely monitor the progress of these vendors, service providers and connecting rail carriers. With respect to all other software, the Company believes there are sufficient alternatives available at a reasonable cost should existing software not be made year 2000 compliant. The Company believes that it will receive year 2000 compliant upgrades for most, if not all, other software. Should upgrades not be available, the Company will acquire year 2000 compliant software with sufficient lead time for implementation.


PART II.

Item 1.   Legal Proceedings

          As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1998, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 665 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

Item 3.   Default Upon Senior Securities

          On June 18, 1998 and November 19, 1998, the Board of Directors voted to omit the regular semi-annual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on July 1, 1998 and January 4, 1999, respectively. Dividends in arrears as of March 31, 1999 aggregated $1,767,796.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the three month period ended March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a) An index to exhibits appears following the signature page to this report.

          (b) A report on Form 8-K dated April 23, 1999 was filed by the Company on April 29, 1999 reporting the Company's adoption of a stockholder Rights Plan and the declaration of a dividend of one Right for each outstanding share of common stock of the Company to stockholders of record on May 10, 1999.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMONS TRANSPORTATION GROUP, INC.


Date:   May 13, 1999                   By:   /s/Scott F. Ziegler
        ------------                         -------------------
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

                                                                      Page in
Exhibit                                                            Sequentially
Number                            Exhibit                          Numbered Copy

10  (e)   Amended and Restated Loan and Security Agreement dated
          as of December 21, 1998 among Emons Transportation
          Group, Inc., Emons Industries, Inc., Emons Finance
          Corp., Maryland and Pennsylvania Railroad Company,
          Emons Logistics Services, Inc., Maine Intermodal
          Transportation, Inc., Yorkrail, Inc., St. Lawrence &
          Atlantic Railroad Company, Penn Eastern Rail Lines,
          Inc., St. Lawrence & Atlantic Railroad (Quebec) Inc.,
          and SLR Leasing Corp., as the Borrowers, and LaSalle
          National Bank, as the Lender (incorporated by reference
          from Emons Transportation Group, Inc. Report on Form
          8-K dated December 23, 1998 Exhibit Number 10 (b))             ---

10  (f)   Letter Agreement dated August 21, 1997 regarding
          renegotiation of the Canadian National Railway Promissory
          Note and Operating and Marketing Agreement (incorporated
          by reference from Emons Transportation Group, Inc. Report
          on Form 10-Q for the quarter ended December 31, 1998,
          Exhibit Number 10 (f))                                         ---

10  (g)   Rights Agreement dated as of April 23, 1999 between Emons
          Transportation Group, Inc. and American Stock Transfer &
          Trust Company, as Rights Agent (incorporated by reference
          from Emons Transportation Group, Inc. Report on Form 8-K
          dated April 29, 1999, Exhibit Number 1)                        ---

27  (a)   Financial Data Schedules                                       ---