Form 10-K
period 1999-06-30
EMONS TRANSPORTATION GROUP INC
filed 1999-09-24
CIK 32666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------



 (x)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from  _____________________  to  ____________________

                         Commission File No.:  0-5206

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

         Delaware                                             23-2441662
         ---------------------------------------------------------------
        (State of incorporation)         (I.R.S. employer identification number)


          96 South George Street, York,  PA                      17401
          ------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)


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



                      Yes     X              No  _______
                           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [_]

As of September 7, 1999, 7,852,774 shares of voting Common Stock were outstanding including 1,924,902 shares held by an escrow agent. For information regarding the escrow agent, see "Industries' Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 7, 1999 was $13,203,860. For this purpose the average of the closing bid and asked prices ($1.89 per share), as of September 7, 1999, has been used.

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on November 18, 1999 are incorporated by reference into
Part III of this Form 10-K.

     This Form 10-K contains certain "forward-looking" statements regarding future events and the future performance of Emons Transportation Group, Inc. that involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, customer demand, service of connecting Class I rail carriers, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.


                                     Part I

Item 1.  Business

         Emons Transportation Group, Inc. ("Emons Transportation Group"), a Delaware corporation headquartered in York, Pennsylvania, is a rail freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States and Quebec, Canada. The Company owns five short line railroads, operates rail/truck transload facilities and a rail intermodal terminal, and provides customers with logistics services for the movement and storage of freight. Emons Transportation Group was organized in December 1986, and is the owner of all of the outstanding capital stock of Emons Industries, Inc. ("Industries"), Emons Finance Corp. ("EFC"), the Maryland and Pennsylvania Railroad Company ("MPA"), Emons Logistics Services, Inc. ("Logistics"), Maine Intermodal Transportation, Inc. ("MIT") and Emons Railroad Group, Inc. ("Railroad Group"), which owns all of the outstanding capital stock of Yorkrail, Inc. ("YKR"), Penn Eastern Rail Lines, Inc. ("PRL"), the St. Lawrence & Atlantic Railroad Company ("SLR"), and the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"). SLR owns all of the outstanding capital stock of SLR Leasing Corp. ("SLRL"). Prior to the formation of Emons Transportation Group in December 1986, Industries, which was formed in 1955, was the parent company. For information regarding the formation of Emons Transportation Group, see "Industries' Reorganization" below.

         Unless the context otherwise requires, the terms "Emons" and the "Company" when used herein shall refer to Emons Transportation Group, Inc. and its consolidated subsidiaries. The Company's executive offices are located at 96 South George Street, York, Pennsylvania 17401 (Telephone 717-771-1700).

         Description of Operations

         The Company owns and operates five short line railroads which accounted for 94%, 91% and 87% of the Company's total operating revenues in fiscal 1999, 1998 and 1997, respectively. The Company also operates a rail intermodal terminal in Auburn, Maine and owns and operates a logistics services business in York, Pennsylvania. These operations are intended to increase the Company's rail traffic by providing a wide variety of value-added services, including rail/truck transfer, warehousing and other distribution services, and options to businesses located both on and off of the Company's rail lines.

         The Company operates in two geographic regions, New England/Quebec, which accounted for approximately 70% of the Company's fiscal 1999 operating revenues, and Pennsylvania, which accounted for the remaining 30% of the Company's fiscal 1999 operating revenues. New England/Quebec operations consist of SLR, which extends from Portland, Maine, through New Hampshire to the international border at Norton, Vermont, SLQ, which commenced operations on December 1, 1998 and which connects with SLR at the international border and with the Canadian National Railway ("CN") at Ste. Rosalie, Quebec, and MIT, which commenced rail intermodal operations on SLR in Auburn, Maine in September 1994. Pennsylvania operations consist of MPA, YKR, PRL and Logistics, which are located in south-central and southeastern Pennsylvania. Local management teams are responsible for the operations in each region.

         The Company's four largest rail operations, SLR, SLQ, MPA, and YKR all have connections, directly or indirectly, with multiple Class I Railroads, which are classified by the U.S. Code of Federal Regulations as railroad carriers having annual revenues of approximately $256 million (1997 dollars) or more ("Class I Railroads"). The Company's right to interchange rail traffic with Class I Railroads is based upon applicable federal regulations. Multiple Class I connections make the Company's railroads ideal places for industry to locate and build new facilities because of competitive service and pricing from the competing Class I Railroad connecting carriers. In addition, as discussed further below, the acquisition of the Illinois Central Railroad ("IC") by CN, and the split-up of Consolidated Rail Corporation ("Conrail") by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX"), provide the Company's railroad operations with additional long-term opportunities. The consolidation of these railroads will open up new markets for the Company's customers as a result of single line rail service to more regions by these merged Class I Railroads. Single line service is generally more efficient than service through multiple carriers for two primary reasons. First, single line access generally provides for shorter transit times since railcars do not have to be interchanged with other rail carriers. Second, single line service is generally more cost effective since only one railroad handles the traffic and receives revenues for providing rail services.

         On July 1, 1999, CN completed the acquisition of IC. The merger provides CN with a single "Y" shaped network connecting the Pacific and Atlantic coasts in Canada, and the U. S. Gulf coast in New Orleans, with the joining of the railroads in Chicago. The merger provides CN with access to five major ports, including Halifax, Montreal, Vancouver, New Orleans, and Mobile. Prior to the merger, SLR and SLQ could access most markets in the midwest and south only through multiple carriers. In addition, in April 1998, CN entered into a 15 year marketing agreement with the Kansas City Southern Railway ("KCSR") which provides access to key southern and southwestern markets, and access to Mexico's largest rail system through KCSR's affiliate, the Texas Mexican Railway. While the impact of the merger on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain at this time, the Company believes that the merger of CN and IC, and the marketing agreement with KCSR, will provide SLR and SLQ with single line access to many points in the midwest and south, and that the combination of single line access to KCSR (and its affiliates) and the marketing agreement between CN and KCSR should provide SLR and SLQ with more cost competitive service and shorter transit time access to Mexico which may open up commercial opportunities for SLR and SLQ in Mexico.

         On June 1, 1999, the split-up of Conrail was completed and CSX and NS commenced operations of their respective portions of Conrail. All of the Company's prior interchanges with Conrail were acquired by NS. As a result, MPA and YKR maintained dual connections with Class I Railroads subsequent to the merger, and also obtained commercial access to a third Class I Railroad, Canadian Pacific Railway ("CP"), through a connection via NS from Harrisburg, Pennsylvania. In addition, one of PRL's rail lines in Bristol, Pennsylvania, also obtained dual access to NS and CSX as a result of the merger, which it did not have previously. The Company is currently experiencing a reduction in business levels as a result of service disruptions caused by CSX's and NS's implementation of the merger. While the Company cannot predict how long such service disruptions will persist or what the total impact of such service disruptions may have on its results of operations, the Company believes that, on a long-term basis, the merger will create additional rail business for its Pennsylvania rail operations as a result of longer Class I single line rail service on competitive routes.

                               New England/Quebec
                               ------------------

         St. Lawrence & Atlantic Railroad Company - SLR owns and operates
         ----------------------------------------
approximately 165 miles of main line track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 60 customers, including 34 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's largest customer, Crown Vantage, accounted for approximately 17% of SLR's operating revenues in fiscal 1999. On July 9, 1999, Pulp & Paper of America LLC, a subsidiary of American Tissue, Inc., purchased Crown Vantage's pulp and paper manufacturing facilities located on SLR in Berlin and Gorham, New Hampshire. While there can be no assurance, the Company does not anticipate that this transaction will have a significant negative impact on future business levels. SLR interchanges rail traffic with its affiliate, SLQ, at Island Pond, Vermont, Guilford Rail Systems at Danville Junction, Maine, the New Hampshire and Vermont Railroad at Groveton, New Hampshire, and the New Hampshire Central Railroad at North Stratford, New Hampshire.

         In November 1997, SLR entered into agreements to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS"), a subsidiary of Crown Vantage, and on November 4, 1997 commenced operations. BMS consists of approximately 11 miles of track located on SLR, and serves two pulp and paper mills in Berlin and Gorham, New Hampshire. As noted above, on July 9, 1999, Pulp & Paper of America LLC purchased Crown Vantage's pulp and paper manufacturing facilities in Berlin and Gorham. The lease agreement includes an initial lease term of ten years and a five year renewal option.

         On December 29, 1997, SLR acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire, and commenced operations on this section of track on December 30, 1997. The one mile of track connects with SLR's existing rail operations in Groveton and provides SLR with strategic direct access to two customers.

         St. Lawrence & Atlantic Railroad (Quebec) Inc. - On November 25, 1998,
         ----------------------------------------------
SLQ entered into an Asset Purchase Agreement to acquire a 94 mile rail line in Quebec, Canada (the "Sherbrooke Line") from CN for $4,575,000, and completed the acquisition on December 21, 1998. The Sherbrooke Line connects with CN's Halifax to Montreal main line at Ste. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. In addition to delivering overhead traffic between CN and SLR, SLQ serves approximately 15 customers, including 9 customers located directly on line. SLQ primarily serves customers in the paper, construction, agricultural and chemical industries. Services performed for CN accounted for 20% of SLQ's operating revenues for its first seven months of operations in fiscal 1999, while SLQ's largest customer, Kruger, Inc., a paper manufacturer, accounted for approximately 14% of SLQ's operating revenues in fiscal 1999. SLQ interchanges rail traffic with CN at Richmond, Quebec, SLR at Island Pond, Vermont, and the Canadian American Railroad at Sherbrooke, Quebec.

         Maine Intermodal Transportation, Inc. - The MIT rail intermodal
         -------------------------------------
terminal located on SLR in Auburn, Maine commenced operations in September 1994. The terminal includes 42 acres of land, (16 acres currently developed and the remainder available for expansion), three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. The City of Auburn owns the terminal and leases it to MIT under a long-term lease arrangement which includes an initial term of 20 years, three 10 year renewal options, and a purchase option in year 50. The Company believes that this operation will be an important factor in the growth and development of SLR and SLQ by providing additional business volume to these rail operations. SLR and SLQ, in combination with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide MIT with access to CN's Vancouver, Montreal and Halifax ports. Through this coordinated train service between CN, SLR and SLQ, MIT currently provides premium rail intermodal service which includes third morning service between Auburn and Chicago on dedicated intermodal trains transporting truck trailers and containers. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers at Chicago and Detroit. MIT operations are conducted by an independent contractor, In-Terminal Services (a subsidiary of Mi-Jack Products), which currently operates intermodal terminals throughout North America.

                                  Pennsylvania
                                  ------------

         Maryland and Pennsylvania Railroad Company - MPA, located in York,
         ------------------------------------------
Pennsylvania, owns and operates 26 miles of main line track and related properties. There are approximately 30 active customers that utilize MPA's service for in-bound and/or out-bound shipments of freight, including 21 customers located directly on line. MPA primarily serves customers in the paper, building products and distribution industries. MPA's largest customer,
P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 42% of MPA's operating revenues in fiscal 1999. MPA currently interchanges rail traffic with NS and YKR at York, Pennsylvania, and CSX at Hanover, Pennsylvania. In addition, CP negotiated commercial access to MPA through a connection via NS from Harrisburg, Pennsylvania in connection with the split-up of Conrail between NS and CSX.

         Yorkrail, Inc. - YKR owns and operates 16 miles of main line track and
         --------------
related properties in and around York, Pennsylvania. YKR serves approximately 20 active customers, including 16 customers located directly on line. YKR primarily serves customers in the paper, agricultural, building products and distribution industries. YKR's largest customer, P. H. Glatfelter Company, accounted for approximately 17% of YKR's fiscal 1999 operating revenues. YKR currently interchanges rail traffic with CSX at Porters Sideling, Pennsylvania, MPA at York, Pennsylvania, and NS at West York, Pennsylvania, and also has commercial access to CP through a connection via NS and MPA.

         Penn Eastern Rail Lines, Inc. - On December 30, 1997, PRL acquired
         -----------------------------
substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator (the "Seller"), and commenced operations on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned by the Seller and five leased lines. PRL serves approximately 15 active customers, including 13 customers located directly on line. PRL serves customers in the printing, food grade, agricultural, steel, energy, scrap and consumer products industries. PRL's largest customer, Brown Printing, accounted for approximately 37% of PRL's fiscal 1999 operating revenues. Each of PRL's seven rail lines currently interchanges rail traffic with NS at various locations in southeastern Pennsylvania. In addition, PRL's rail line in Bristol, Pennsylvania obtained access to CSX in connection with the split-up of Conrail between NS and CSX.

         Emons Logistics Services, Inc. - Logistics offers logistics services,
         ------------------------------
including rail/truck transfer, storage and other services, for customers in the Mid-Atlantic region at its facilities in York, Pennsylvania. Logistics currently operates two facilities, one at Lincoln Yard located on YKR in West York, Pennsylvania and another at a 15,000 square foot rail/truck transfer and short-term storage warehouse located on MPA in York, Pennsylvania. These facilities allow companies that are not located on a rail line, including manufacturers and users of dry/liquid bulk commodities, lumber and other building products, paper, steel, canned goods and packaged consumer products, to take advantage of favorable rail economics for the long-haul shipment of their products combined with truck delivery. Logistics provides short-term storage and various value-added services, such as rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are important to the growth of the railroad operations in south-central Pennsylvania since they enable customers who are not located directly on line to utilize rail transportation. Logistics' largest customer, Interstate Commodities, a feed broker, accounted for 30% of Logistics' fiscal 1999 operating revenues.

         The Company's most significant logistics operations are located at Lincoln Yard, which consists of approximately 25 acres. The Company is in the process of building a new, state-of-the-art bulk transfer facility on this property which is estimated to cost $1.5 million, approximately 50% of which will be funded by a grant from the state of Pennsylvania. The Company believes that its access to three Class I Railroads in York will make this an attractive transload facility.

         Significant Customers

         The Company's largest customer, Crown Vantage (a subsidiary of Crown Paper Co.), accounted for approximately 10% of the Company's fiscal 1999 consolidated operating revenues.

         Employees

         At June 30, 1999, the Company employed a total of 169 active persons, 114 of which were represented by various labor organizations. The Company has labor agreements with unions which represent certain MPA and all SLR and SLQ non-management employees. Currently, all MPA, SLR and SLQ unionized employees are covered by collective bargaining agreements which expire in December 2000, May 2000, and November and December 2002, respectively. Additionally, on March 2, 1999, nine employees of YKR elected to join the International Brotherhood of Teamsters. The Company is currently in the process of negotiating an agreement with these YKR employees and the union. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

         Regulation

         The Company's U.S. rail subsidiaries are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB"), a federal agency that is the successor to the Interstate Commerce Commission. The STB has jurisdiction over, among other things, the rates charged, the issuance of securities and the extension or abandonment of rail lines, routes or service by common carriers, and the consolidation, merger and acquisition of control of and by such carriers. The Company's U.S. rail subsidiaries are also subject to regulation by the Federal Railroad Administration as to safety requirements and operating practices, and are subject to regulations by the governmental authorities of Pennsylvania, Maine, Vermont and New Hampshire.

         The Company's Canadian rail subsidiary is subject to the regulatory jurisdiction of the Canadian Transportation Agency ("CTA"), a Canadian federal agency. The CTA is responsible for the economic regulation of transportation under federal jurisdiction and for the protection of consumers and carriers through the administration of, among other things, rail certificates of fitness. The Company's Canadian rail subsidiary is also subject to regulation by Transport Canada as to safety requirements.

         The Company does not believe that compliance with U.S. or Canadian, federal, state, provincial and local environmental regulations has or will have a material effect upon capital expenditures, competitive position, or earnings of the Company. The Company did not make any material investment in capital expenditures for environmental control facilities during fiscal 1999 and does not anticipate making any such expenditures in fiscal 2000.

         Competition

         For customers located directly on line, which constitute the majority of the Company's freight business, the Company's railroads are the only rail carriers directly serving their respective customers. The Company's rail operations in New England and Quebec also include a significant portion of overhead traffic which is subject to competition from alternative rail routes. All of the Company's railroads experience significant competition from other modes of freight transportation, particularly highway motor carriers. Factors such as the nature of the commodity transported, freight rates, distance, transit time, quality and reliability of service, and market conditions are considered in determining the mode of transportation utilized. The Company's ability to compete in these areas is, to a large extent, dependent upon the performance of its connecting rail carriers.

         Capital Transactions

         On April 23, 1999, the Board of Directors of the Company voted to adopt a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to stockholders of record on May 10, 1999. Each Right entitles the registered holder to purchase one or more shares of the Company's Common Stock in accordance with the terms of the Rights Agreement. The Rights expire on May 10, 2009. Under the Stockholder Rights Plan, the Rights become exercisable only if a person or group acquires 15% or more of the Company's Common Stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock. If the Rights become exercisable, all holders of Rights (other than the acquirer) will be entitled to purchase, by paying the $10.00 exercise price, shares of the Company's Common Stock, or common stock equivalents, at a 50% discount from the then current market price. If the Company is subsequently acquired in a merger or other business combination transaction, all holders of unexercised Rights (other than the acquirer) will then be entitled to purchase common stock of the acquiring company on a similar basis. In addition, at any time after a 15% position is acquired, the Board of Directors may, at its option, require each outstanding Right (other than Rights held by the acquiring person or group) to be exchanged for one share of the Company's Common Stock, or one common stock equivalent. The Company may redeem the Rights at $.001 per Right at any time prior to the time that a person or group has acquired 15% or more of its Common Stock. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

         At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. This represents an inducement premium of 296,799 shares of Common Stock in excess of the .9 conversion rate offered under the original terms of the Convertible Preferred Stock. The estimated fair market value of the conversion premium in the amount of $705,000, based upon the average closing bid and ask price of the Company's Common Stock of $2.375 on the date of the Merger, has been charged to income available to common shareholders for purposes of computing earnings per share. The Company incurred approximately $330,000 of expenses in conjunction with the Merger transaction. Dividends in arrears that were eliminated as a result of the Merger aggregated approximately $1,768,000 as of June 29, 1999.

         In addition, at the June 29, 1999 Special Meeting of the Stockholders, the shareholders of the Company also voted to increase the number of shares of the Company's authorized Common Stock from 15,000,000 shares to 30,000,000 shares, and voted not to increase the number of shares of the Company's authorized Preferred Stock from 3,000,000 shares to 10,000,000 shares.

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

         Under the Plan, each unsecured creditor received an initial distribution of cash, Common Stock and Senior Preferred Stock for its claim. Since numerous disputed claims remained at the time of consummation of the Plan, an escrow agent, appointed in connection with the Plan, was instructed to distribute additional amounts of cash and securities to holders of allowed claims on a quarterly basis in each quarter that disputed claims are reduced by litigation or settlement. The Bankruptcy Court postponed the distribution of any cash and securities in 1989 until it could determine whether certain other potential unsecured claims should be included in the bankruptcy proceeding. In July and August 1997, upon approval from the Bankruptcy Court for a partial distribution, the escrow agent distributed 1,434,922 shares of the Company's Common Stock and 589,461 shares of the Company's $.14 Series A Cumulative Convertible Preferred Stock. In November 1997, the Bankruptcy Court also approved a motion to allow distributions to be made to new claimants. After the conversion of 572,199 shares of Convertible Preferred Stock into 629,418 shares of Common Stock in conjunction with the Merger transaction approved at the Special Meeting of the Stockholders held on June 29, 1999 referred to under "Capital Transactions" above, the escrow agent currently holds 1,924,902 shares of Common Stock. The escrow agent has the right to vote the shares held by it and has expressed its intention generally to vote such shares proportionally in accordance with the vote cast by unaffiliated stockholders.

Item 2. Properties

     The following table sets forth material physical properties owned or leased by the Company, the location of the property, the approximate square feet of space, miles of railroad track or acreage, and use made of such facilities. All properties are owned by the Company, except as otherwise noted, are in good condition, adequately fulfill the Company's current requirements, and are being used to the fullest extent necessary for the Company's current operations. The Company's primary lender, LaSalle Bank N.A., has a security interest in all of the property owned by the Company.

                                       Approximate
                                          Square
          Address                     Feet of Space                                 Use
--------------------------------   -----------------------     ---------------------------------------------
96 South George Street                        5,900             Executive and administrative offices and
York, PA (1)                                                    Pennsylvania administrative offices

Princess Street                              15,000             Locomotive repair facility
York, PA

Queen and Hay Streets                        80,000             Rail/truck transfer and 15,000 square foot
York, PA                                                        warehouse facility for canned goods and
                                                                various building products

East Princess Street                         70,000             Rail/truck transfer and storage facility
York, PA

North George Street                          85,000             Agricultural bulk products transfer facility
York, PA (2)

Lewiston Junction Road                        4,000             New England administrative offices
Auburn, ME (1)

Lewiston Junction Road                      106,700             Locomotive repair facility
Auburn, ME (3)

Island Pond, VT (2)                         295,000             Rail/truck transfer, storage and
                                                                distribution facility for lumber

Richmond, Quebec                              2,500             Operating headquarters


________________________
(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

                                       Acreage or
                                       Approximate
         Address                        Distance                                   Use
--------------------------     -------------------------    -----------------------------------------------

York, PA to                                26 miles           Main line railroad track plus rail yards and
Hanover, PA                                                   related facilities

York, PA to                                16 miles           Main line railroad track plus rail yards and
Porters Sideling, PA                                          related facilities

Emmaus, PA to                            15.8 miles           Main line railroad track plus rail yards
East Greenville, PA (1)

Boyertown, PA to                          8.5 miles           Main line railroad track plus rail yards
Pottstown, PA (1)

Kutztown, PA to                           4.4 miles           Main line railroad track
Topton, PA (1)

Manheim, PA (1)                            .6 miles           Main line railroad track

Denver, PA to                              12 miles           Main line railroad track plus rail yards
Sinking Springs, PA

Bridgeport, PA                            2.1 miles           Main line railroad track

Bristol, PA (1)                              1 mile           Main line railroad track

Stanhope, Quebec to                        94 miles           Main line railroad track plus rail yards and
Ste. Rosalie, Quebec                                          related facilities

Lincoln Yard                               25 acres           Rail/truck transfer and storage facility for
West Market Street                                            bulk food grade products, chemicals and
West York, PA                                                 non-food bulk products, and steel,
                                                              aggregates and other products

Portland, ME to                           165 miles           Main line railroad track plus rail yards and
Norton, VT                                                    related facilities

Norway to                                  .5 miles           Branch railroad track
South Paris, ME (1)

Auburn, ME (1)                              4 miles           Branch railroad track

Berlin, NH (1)                             11 miles           Branch railroad track and customer sidings

Lewiston Junction                          42 acres           Rail intermodal terminal
Road Auburn, ME (1)



________________________
(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

Item 3. Legal Proceedings

     Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act, a fault based system under which injuries to and deaths of railroad employees are settled by negotiated settlements or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims, and that such claims will not have a material impact on the Company's results of operations or financial position.

     Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in 569 product liability actions. In addition, one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

     As of June 30, 1999, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 569 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 564 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. This appeal is currently pending.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1998 to June 30, 1999, 13 new actions were commenced in which Industries was named as a defendant and 124 lawsuits were settled or dismissed at no liability to Industries. As of June 30, 1999, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions, which remain pending, for reargument and to stay implementation of the decision.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of June 30, 1999:

          State                               Court                        Number of Cases
--------------------------     ---------------------------------    ----------------------------
California                            Los Angeles County                           1
                                      San Francisco County                         4

New York                              New York County                            359

Ohio                                  Cuyahoga County                            114
                                      Summit County                               80

Pennsylvania                          Philadelphia County                         10

     These cases seek, as relief, compensation for injuries that plaintiffs allegedly have sustained as a result of in utero DES exposure, and punitive damages. The amounts sought are not specified.

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

     Environmental Liability

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future.
However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        A Special Meeting of the Stockholders of Emons Transportation Group, Inc. was held on June 29, 1999. The following matters were voted upon at the Special Meeting.

  (a) The stockholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc., resulting in the exchange of each share of the Company's outstanding Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. The votes cast in connection with this matter were as follows:

                                                                        Broker
                                         For     Against  Abstentions  Non-votes
                                      ---------  -------  -----------  ---------
Holders of Convertible Preferred
 Stock, voting as a single class        962,850  273,410        1,311     72,501

Holders of Common Stock and
Convertible Preferred Stock,
 voting together as a single class    5,276,383  716,362        5,033    939,711

  (b) The stockholders voted to amend Section I ARTICLE FOURTH of the Company's Certificate of Incorporation to increase the number of the Company's authorized Common Stock from 15,000,000 shares to 30,000,000 shares. The votes cast in connection with this matter were as follows:

                                                                        Broker
                                         For     Against  Abstentions  Non-votes
                                      ---------  -------  -----------  ---------
Holders of Common Stock,
 voting as a single class             5,114,300  425,599        7,525     79,993

Holders of Common Stock and
Convertible Preferred Stock,
 voting together as a single class    6,156,810  687,780        8,759     84,140

  (c) The stockholders voted not to amend Section I ARTICLE FOURTH of the Company's Certificate of Incorporation to increase the number of the Company's authorized Preferred Stock from 3,000,000 shares to 10,000,000 shares. The votes cast in connection with this matter were as follows:

                                                                          Broker
                                         For      Against   Abstentions  Non-votes
                                      ---------  ---------  -----------  ---------
Holders of Convertible Preferred
 Stock, voting as a single class        642,686    593,574        1,311     72,501

Holders of Common Stock and
Convertible Preferred Stock,
 voting together as a single class    4,325,470  1,660,844       11,464    939,711

                                    Part II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

     Emons Transportation Group's Common Stock is listed on The Nasdaq SmallCap Market(SM) under the symbol "EMON." The table below sets forth the high and low bid for the Common Stock as reported on the SmallCap(SM) Market for the periods indicated.


                                                COMMON STOCK PRICE RANGE
                                                ------------------------

          Fiscal Year      Fiscal Quarter        High Bid        Low Bid
          -----------      --------------        --------        -------

             1999              First              $3.4375         $2.125
                               Second              2.8125          2.25
                               Third               2.5625          1.5625
                               Fourth              2.375           2.00

             1998              First              $3.875          $1.375
                               Second              3.625           2.375
                               Third               4.0625          2.625
                               Fourth              3.25            2.625

     As of September 7, 1999, the Company had 7,852,774 shares of Common Stock issued and outstanding which were held by approximately 2,099 stockholders of record. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company's Loan and Security Agreement with its primary lender prohibits the payment of cash dividends and certain other distributions without the prior consent of the lender.

     At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. On November 19, 1998, the Board of Directors voted to omit the regular semiannual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 4, 1999. Dividends in arrears that were eliminated as a result of the Merger aggregated $1,767,796 as of June 29, 1999.

     Prior to the Merger, the Convertible Preferred Stock was quoted on the OTC Bulletin Board. The table below sets forth the high and low bids for the Convertible Preferred Stock as quoted on the OTC Bulletin Board for the periods indicated.

                                                  CONVERTIBLE PREFERRED
                                                  ---------------------
                                                    STOCK PRICE RANGE
                                                    -----------------

          Fiscal Year      Fiscal Quarter        High Bid        Low Bid
          -----------      --------------        --------        -------

             1999              First              $2.875          $2.25
                               Second              2.625           2.625
                               Third               2.625           2.375
                               Fourth              2.40625         2.00

             1998              First              $1.75           $1.50
                               Second                *               *
                               Third               2.875           2.75
                               Fourth              2.875           2.3125
     ____________
     *  No responsive bid reported for such quarter.

Item 6. Selected Financial Data

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                             Selected Financial Data
                     For the Five Years Ended June 30, 1999
            (Not Covered by Report of Independent Public Accountants)

--------------------------------------------------------------------------------------------------------------------------
                                           1999             1998             1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------
 Operating revenues                    $ 22,663,560     $ 17,445,037     $ 16,058,252     $ 14,917,077     $ 13,996,608
                                      ==============   ==============   ==============   ==============   ==============

 Income from operations                $  3,349,378     $  2,197,070     $  1,926,419     $  1,627,339     $  2,073,724
                                      ==============   ==============   ==============   ==============   ==============

 Net income                            $  2,707,308     $  4,917,622     $    773,793     $    469,501     $    766,077
                                      ==============   ==============   ==============   ==============   ==============

 Earnings per common share:
      Basic                            $       0.31     $       0.79     $       0.09     $       0.04     $       0.09
      Diluted                          $       0.26     $       0.63     $       0.09     $       0.04     $       0.09


 Total assets                          $ 35,025,864     $ 28,673,277     $ 24,301,875     $ 22,789,914     $ 20,745,575
                                      ==============   ==============   ==============   ==============   ==============

 Debt                                  $ 14,864,386     $ 12,342,175     $ 11,864,130     $ 11,086,009     $ 10,862,098
                                      ==============   ==============   ==============   ==============   ==============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and other financial information included elsewhere in this Form 10-K.

     General

                                 Acquisitions
                                 ------------

     Results for the years ended June 30, 1999 and 1998 are impacted by several acquisitions completed by the Company during fiscal 1999 and 1998.

     On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94 mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway ("CN") for $4,575,000, plus $248,000 of capitalized acquisition costs. The acquisition was completed on December 21, 1998. The rail line connects with CN's Halifax to Montreal main line at Ste. Rosalie, Quebec and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also invested $872,000 in 11 locomotives and improvements thereon, and $265,000 in maintenance of way and other equipment in connection with the acquisition.

     On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its current lender which provided an additional $4,469,000 seven year term loan and a $2 million three year term loan to finance the acquisition of the Sherbrooke Line and related expenditures.

     During fiscal 1998, the Company entered into agreements to lease and operate one rail line and completed two rail acquisitions (the "1998 Acquired Operations"). In November 1997, SLR entered into an agreement to lease all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. On December 29, 1997, SLR acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire, and commenced operations on this section of track on December 30, 1997. On December 30, 1997, Penn Eastern Rail Lines, Inc. ("PRL") acquired substantially all of the assets and leases of four railroad operations from an individual owner and operator, and commenced operations on December 31, 1997.

     The SLQ acquisition and the 1998 Acquired Operations are collectively referred to herein as the "Acquired Operations."

                              Other Transactions
                              ------------------

     In addition, results for the years ended June 30, 1999 and 1998 are impacted by the following transactions which took place in fiscal 1998.

     On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provided a $7,775,000 seven year revolving term loan and a revolving working capital facility of up to $2 million. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs.

     The Company renegotiated the Operating and Marketing Agreement between SLR and CN which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN provided SLR with additional car hire expense relief, agreed to forego interest on the $1.5 million promissory note due from SLR, and agreed to forgive repayment of the $1.5 million promissory note over a seven year period. The renegotiated agreement impacts operating revenues, operating expenses, interest expense and non-operating income.

     Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,996,000 and $4,888,000 at June 30, 1999 and 1998, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven year revolving term loan, which is available for future borrowings. As of June 30, 1999, the Company had no borrowings under the working capital facility and had approximately $1.9 million available. As of June 30, 1999, the Company prepaid $2.5 million of its $7,775,000 revolving term loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations. The Company intends to utilize the $2 million working capital facility and balance available under the revolving term loan to help fund the Company's internal growth activities and future acquisitions. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

     The Company's cash and cash equivalents decreased $649,000 for the year ended June 30, 1999, after a $2.5 million prepayment of the $7,775,000 seven year revolving term loan. The net decrease includes $4,714,000 of cash provided by operations, a $2,530,000 net increase in long-term debt, and $99,000 of proceeds from the issuance of the Company's Common Stock in conjunction with the exercise of warrants. These increases were more than offset by a $4,823,000 investment in acquired rail properties, $2,652,000 of capital investments, $330,000 incurred in conjunction with the exchange of the Company's Convertible Preferred Stock into Common Stock, and $199,000 of debt issuance costs incurred in connection with the financing of the SLQ acquisition.

     The Company generated $4,714,000 of cash from operations for the year ended June 30, 1999, as compared to $3,098,000 for the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $1,328,000 from $2,636,000 in fiscal 1998 to $3,964,000 in fiscal 1999, as a result of improved operating performance in the current year. Cash generated by changes in other assets and liabilities totaled $750,000 for the year ended June 30, 1999, including additional accrued liabilities associated with the acquisition and operation of SLQ and other accrued expenses, partially offset by additional accounts receivable associated with the operation of SLQ.

     The Company invested $2,652,000 in capital expenditures during fiscal 1999, including an investment of $872,000 in 11 locomotives and $265,000 in other equipment in connection with the acquisition of the Sherbrooke Line. The remaining $1,515,000 of capital expenditures includes $1,030,000 of investments in railroad track structures (net of $558,000 of government grants), $129,000 invested in the development of a new railcar accounting system, and $356,000 of other capital investments. The Company currently has approximately $450,000 of government grants and approximately $200,000 of government funding under no interest loan programs available for future track rehabilitation projects, customer sidings, and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the State of Pennsylvania for the construction of a bulk transfer facility for the Company's logistics operations in York, Pennsylvania. The Company anticipates commencing construction of this $1.5 million facility in the second quarter of fiscal 2000. The Company has no other material commitments for capital expenditures.

     The Company's net long-term debt obligations increased $2,530,000 during fiscal 1999, including $6,302,000 of borrowings in connection with the acquisition of SLQ and $87,000 of borrowings under government no interest loan track rehabilitation programs. These increases were partially offset by a $2.5 million prepayment of the term loan, which is available for future borrowings, a $250,000 repayment of working capital borrowings, and $1,109,000 of scheduled debt repayments.

     At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. The Company incurred approximately $330,000 of expenses in conjunction with the Merger transaction. Dividends in arrears eliminated as a result of the Merger aggregated $1,768,000 as of June 29, 1999. For additional information about the Merger, see "Business - Capital Transactions."

Fiscal 1999 as compared to Fiscal 1998

                             Results of Operations
                             ---------------------

     The Company generated net income of $2,707,000 for the year ended June 30, 1999, as compared to net income of $4,918,000 for the year ended June 30, 1998. Approximately $1.1 million of the Company's fiscal 1999 net income was attributable to the recognition of deferred tax benefits associated with the Company's federal net operating loss carryforwards, as compared to the recognition of approximately $3.9 million of deferred tax benefits in the prior year. Income before income taxes increased $1,210,000, or over 80%, from $1,488,000 for the year ended June 30, 1998, to $2,698,000 for the current year. The current year includes $205,000 of start-up expenses associated with the acquisition and first seven months of operations of SLQ. Excluding these start-up expenses, income before income taxes increased $1,415,000, or 95%. Operating revenues increased $5,218,000, while operating expenses increased $4,066,000 over the prior year. Interest and other non-operating income increased $67,000 and interest expense increased $9,000 over the prior year.

                                   Revenues
                                   --------

     Operating revenues increased $5,218,000, or 30%, from $17,445,000 for the year ended June 30, 1998 to $22,663,000 for the year ended June 30, 1999. Acquired Operations accounted for $3,935,000 of this increase, including $3,085,000 of operating revenues generated by SLQ and $850,000 additional operating revenues generated by the 1998 Acquired Operations. Excluding Acquired Operations, operating revenues increased $1,283,000, or 8%, consisting of a $1,480,000 increase in freight and haulage revenues (excluding intermodal freight) and a $277,000 increase in other operating revenues, partially offset by a $260,000 decrease in logistics revenues and a $214,000 decrease in intermodal freight and handling revenues.

     Freight and haulage revenues increased $4,121,000, or 31%, consisting of a 48% increase in the number of carloads handled and a 12% decrease in average revenues per carload. Total traffic handled increased approximately 20,325 carloads, from 42,050 for the year ended June 30, 1998 to 62,375 for the year ended June 30, 1999. Traffic for the current year includes approximately 12,400 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding Acquired Operations, which accounted for $2,641,000 of the increase, freight and haulage revenues increased $1,480,000, or 11%, and traffic increased approximately 3,050 carloads, or 7.5%. This increase includes approximately 3,175 additional carloads on SLR operations in New England, partially offset by a reduction of approximately 125 carloads on Pennsylvania rail operations.

     The 3,175 carload net increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 1,000 additional carloads were generated by a new on-line liquid propane gas distributor that commenced operations in April 1998, 1,450 carloads were generated by a new overhead move attributable to a special construction project in New England, and 450 additional carloads were generated by a new local oil move to an on-line paper customer that commenced operations in the fourth quarter of the prior year, which is similar to the oil move that was established for another paper customer in fiscal 1997. This customer converted from oil to natural gas in early fiscal 2000, and as a result, SLR will no longer handle this move. These and other less significant increases were partially offset by 300 less salt carloads to an on-line customer as a result of fewer state contract awards to this customer in fiscal 1999 as compared to the prior year.

     The 125 carload net decrease in business for Pennsylvania rail operations, excluding Acquired Operations, includes 325 additional carloads to a new plastics customer, 250 additional carloads to a building products distributor due to the addition of new product lines transported by rail, 300 additional carloads to an on-line warehouse distributor due to an increase in paper business, and 600 additional low rated bridge carloads between the Company's two railroads in York, Pennsylvania. Bridge moves represent traffic that is received from one connecting rail carrier, moved a short distance and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves. These increases were offset by a reduction of approximately 700 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 500 agricultural carloads as a result of favorable local supply conditions, a reduction of 400 carloads to the Company's logistics operations, discussed further below, and a variety of other less significant decreases in traffic. Pennsylvania rail operations for the month of June 1999 were adversely affected by service disruptions caused by the implementation of the split-up of Consolidated Rail Corporation between CSX Corporation and the Norfolk Southern Railroad which took place on June 1, 1999.

     The 12% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR. Excluding Acquired Operations, average revenues per carload increased 3.6% as a result of rate adjustments on Pennsylvania operations and mix of business, which includes a greater percentage of higher rated SLR traffic.

     Logistics revenues generated by the Company's operations in York, Pennsylvania decreased $260,000, or 34%, from $758,000 for the year ended June 30, 1998 to $498,000 for the year ended June 30, 1999. The number of railcars handled decreased 500 carloads, or 33%. The decrease in volume is attributable to the elimination of bulk transfer business for an on-line feed broker, which is now being handled directly by the customer, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ intermodal freight revenues, decreased $214,000, or 21%, from $1,030,000 for the year ended June 30, 1998 to $816,000 for the current year. Intermodal volume also decreased 21%, or approximately 2,500 trailers and containers, from 12,000 trailers and containers for the prior year to 9,500 trailers and containers for the current year. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and CN's strategy to balance inbound and outbound loads by increasing rates on, and thereby reducing the number of, inbound shipments.

     Excluding Acquired Operations, other operating revenues increased $277,000 over the prior year, including $325,000 of additional railcar storage and demurrage revenues and less significant increases in a variety of other revenues. These increases were partially offset by a $202,000 reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. SLQ generated $650,000 of other operating revenues, including blocking fees and trackage rights revenues. The 1998 Acquired Operations generated $494,000 additional other operating revenues, including additional railcar storage and demurrage revenues and additional switching service fees for operating BMS.

     Interest and non-operating income increased $67,000 over the prior year primarily as a result of 12 months of principal and interest forgiven on the $1.5 million promissory note due CN in the current year as compared to 9 months in the prior year.

                                   Expenses
                                   --------

     Operating expenses increased $4,066,000, or 27%, from $15,248,000 for the year ended June 30, 1998 to $19,314,000 for the year ended June 30, 1999. The increase consists of $3,519,000 additional cost of operations and $547,000 additional selling and administrative expenses. Excluding Acquired Operations, operating expenses increased $1,398,000, or 9.7%. This $1,398,000 increase includes additional operating expenses incurred by SLR in conjunction with the acquisition and operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

     Cost of operations increased $3,519,000, or 29.5%, from $11,971,000 for the year ended June 30, 1998 to $15,490,000 for the current year. Cost of operations for the current year includes $3,365,000 of railroad operating expenses associated with the Acquired Operations as compared to $784,000 of such expenses in the prior year. Excluding Acquired Operations, cost of operations increased $938,000, including $1,275,000 additional railroad operating expenses and $35,000 additional other operating expenses, partially offset by a $289,000 decrease in logistics operating expenses and an $83,000 decrease in intermodal operating expenses.

     Railroad operating expenses increased $3,856,000 for the year ended June 30, 1999 as compared to the prior year. Excluding Acquired Operations, railroad operating expenses increased $1,275,000, consisting of $1,383,000 additional SLR expenses in New England, partially offset by a $108,000 reduction in Pennsylvania expenses.

     The $1,383,000 increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of $231,000 additional maintenance of way expenses, $733,000 additional transportation expenses, $403,000 additional locomotive maintenance expenses, and $16,000 additional other expenses. The increase in maintenance of way expenses is attributable to a track surfacing project in the current year and track projects performed on the behalf of customers for which SLR received revenues. The increase in transportation expenses is attributable to a number of factors relating to the significant increase in traffic. SLR added a local switching job in the current year, incurred approximately $250,000 of additional transload fees and railcar lease expense in conjunction with a new local oil move, and recorded approximately $160,000 additional expenses in conjunction with derailments. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in transportation operating expenses were partially offset by a $200,000 decrease in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement and an $80,000 decrease in switching fees as a result of the acquisition of one mile of track from NHVT in December 1997. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the increase in business levels, and to the addition of locomotive maintenance personnel and other expenses incurred relating to the 11 locomotives acquired and two locomotives leased in conjunction with the acquisition of SLQ.

     The net decrease in railroad operating costs for Pennsylvania rail operations, excluding Acquired Operations, includes additional costs incurred in connection with minor derailments and accidents, and severance provisions.
These increases were offset by reduced salaries and wages as a result of two unfilled management/supervisory positions, lower locomotive fuel costs as a result of lower fuel rates in the current year, and efforts to contain operating expenses.

     Logistics operating expenses decreased $289,000, from $881,000 in fiscal 1998 to $592,000 in the current year, including reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations, and a reduction in labor and benefits and other operating expenses as a result of a 33% reduction in the number of railcars handled and efforts to control costs.

     Rail intermodal operating expenses decreased $83,000, from $535,000 for the prior year to $452,000 for the current year, as a result of the 21% decrease in the number of trailers and containers handled from the prior year.

     Selling and administrative expenses increased $547,000, or 17%, from $3,277,000 for the year ended June 30, 1998 to $3,824,000 for the year ended June 30, 1999. Excluding Acquired Operations, selling and administrative expenses increased $460,000, or 14%. Approximately $350,000 of this increase is attributable to additional payroll, benefits and related expenses as a result of additional personnel and wage adjustments, and additional commissions, profit sharing and incentive compensation as a result of the significant improvement in operating results over the prior year. The remainder of the increase includes additional legal and other professional fees incurred in connection with a number of projects, and additional travel expenses incurred in the pursuit of business opportunities.

     Interest expense increased $9,000 for the year ended June 30, 1999 as compared to the prior year. The prior year amount includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. Excluding this charge, interest expense increased $117,000 as a result of additional borrowings incurred to finance the Acquired Operations, partially offset by scheduled principal payments and prepayments of the Company's revolving term loan.

     The Company recorded a $9,000 tax benefit for the year ended June 30, 1999 as compared to a $3,430,000 tax benefit for the year ended June 30, 1998. The provision for income taxes for fiscal 1999 and 1998 includes reductions in the valuation allowance and recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards of $1.1 million and $3.9 million, respectively. In accordance with applicable accounting standards, the Company continually reassesses the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future.

Based upon the sustained significant increase in taxable income, new business added to the Company's railroad operations, and acquisitions completed during fiscal 1998, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3.9 million relating to its federal net operating loss carryforwards in fiscal 1998. Based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from CN in December 1998, the Company further reduced the valuation allowance and recognized an additional $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards in the fourth quarter of fiscal 1999. The Company reduced the valuation allowance in fiscal 1999 and 1998 because its reassessments indicate that it is more likely than not that the benefits will be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 1999 and 1998 had the impact of increasing basic earnings per share by $0.18 and $0.66, respectively, and diluted earnings per share by $0.14 and $0.50, respectively.

     Excluding changes in the valuation allowance relating to the Company's federal net operating loss carryforwards, the provision for income taxes increased $598,000, from $488,000 in fiscal 1998 to $1,086,000 in fiscal 1999, primarily as a result of the $1,210,000 increase in income before income taxes in fiscal 1999.

     Fiscal 1998 as compared to Fiscal 1997

                             Results of Operations
                             ---------------------

     The Company generated net income of $4,918,000 for the year ended June 30, 1998 as compared to net income of $774,000 for the year ended June 30, 1997. Approximately $3.9 million of the Company's fiscal 1998 net income was attributable to the recognition of deferred tax benefits associated with the Company's federal net operating loss carryforwards. Income before income taxes increased $317,000 from $1,171,000 in fiscal 1997 to $1,488,000 in fiscal 1998.
Operating revenues increased $1,387,000, while operating expenses and interest expense increased $1,116,000 over fiscal 1997.

                                   Revenues
                                   --------

     Operating revenues increased $1,387,000, or 8.6%, from $16,058,000 for the year ended June 30, 1997 to $17,445,000 for the year ended June 30, 1998. The 1998 Acquired Operations generated $1,017,000 of operating revenues in fiscal 1998, including $383,000 of freight and haulage revenues, $474,000 of switching service fees for operating BMS, and $160,000 of other operating revenues, consisting largely of railcar storage and demurrage revenues. Excluding 1998 Acquired Operations, operating revenues increased $370,000, consisting of $1,705,000 additional freight and haulage revenues (excluding intermodal freight), partially offset by a $481,000 decrease in logistics revenues, a $70,000 decrease in intermodal freight and handling revenues, and a $784,000 decrease in other operating revenues.

     Freight and haulage revenues increased $2,087,000, or 18.4%, consisting of a 13.6% increase in the number of carloads handled and a 4.2% increase in average revenues per carload. Total traffic handled increased approximately 5,025 carloads from 37,025 for the year ended June 30, 1997 to 42,050 for the year ended June 30, 1998. Excluding 1998 Acquired Operations, freight and haulage revenues increased $1,705,000, or 15%, and traffic handled increased 3,825 carloads, or 10.3%. This net increase includes approximately 2,900 additional carloads on SLR operations in New England and approximately 925 additional carloads on Pennsylvania rail operations.

     Approximately 2,000 of the 2,900 additional carloads on SLR are attributable to new business added in fiscal 1998 and 1997. Approximately 500 additional carloads were generated from five new on-line customers, including a liquid propane gas distributor which commenced operations in April 1998 and is expected to generate significant additional business, approximately 800 additional carloads were generated by two new overhead moves, over 250 additional carloads were generated by a building products distributor which expanded its on-line operations during fiscal 1997, over 250 additional carloads were generated by the Company's on-line bulk transload customer as a result of new customers utilizing this facility, and approximately 130 additional carloads were generated by a new local oil move to an on-line paper customer that commenced operations in the fourth quarter which is similar to the oil move that was established for another paper customer in the prior year. In addition to this new business, SLR handled 430 additional salt carloads to an on-line customer who was awarded a key supply contract in the current year, 400 additional carloads to the paper mill served by BMS as a result of favorable service provided by SLR, and a one time move of 500 carloads of pipe for the installation of a gas line in the state of Maine.

     The 925 net increase in traffic for Pennsylvania rail operations, excluding 1998 Acquired Operations, includes approximately 300 additional carloads to three new customers in fiscal 1998, 750 additional bridge carloads, and additional rail traffic from a variety of other customers. These increases were partially offset by a reduction of almost 400 carloads to the Company's logistics operations described further below and less significant reductions in rail traffic from other customers.

     The 4.2% increase in average revenues per carload is attributable to rate adjustments and mix of business, which includes a greater percentage of higher rated SLR traffic.

     Logistics revenues generated by the Company's operations in York, Pennsylvania decreased $481,000, or 39%, from $1,239,000 for the year ended June 30, 1997 to $758,000 for the year ended June 30, 1998. The number of railcars handled decreased 400 carloads, or 21%. The net decrease in volume is largely attributable to the loss of logistics business for a building products distributor which relocated its operations to its own facility on one of the Company's Pennsylvania rail lines in March 1997, and a decrease in paper business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line. These decreases were partially offset by additional agricultural bulk transfer carloads.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $70,000, from $1,100,000 in fiscal 1997 to $1,030,000 for the year ended June 30, 1998. Intermodal volume decreased approximately 900 trailers and containers, or 7%, from 12,900 trailers and containers for the year ended June 30, 1997 to 12,000 trailers and containers for the year ended June 30, 1998. The decrease in intermodal volume is attributable to competition from a new intermodal terminal that opened nearby in the prior year, the conversion of certain intermodal business to rail boxcars, and eight days of lost business as a result of a severe ice storm in New England and Eastern Canada in January 1998.

     Excluding 1998 Acquired Operations, other operating revenues decreased $784,000 from the prior year primarily as a result of a reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN, a reduction in passenger service revenues primarily related to the Sunday River Ski Train, which did not operate in fiscal 1998, a reduction in railcar brokering commissions as a result of the termination of a significant contract, and reductions in railcar storage fees and easement income. These decreases were partially offset by additional demurrage revenues.

     Non-operating income of $241,000 for the year ended June 30, 1998 includes $215,000 of interest forgiven on and the non-cash amortization of the $1.5 million promissory note due CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. Non-operating income of $167,000 in fiscal 1997 includes $153,000 for the unanticipated proceeds from a former investment.

                                   Expenses
                                   --------

     Operating expenses increased $1,116,000, or 7.9%, from $14,132,000 for the year ended June 30, 1997 to $15,248,000 for the year ended June 30, 1998. The increase consists of $909,000 additional cost of operations and $207,000 additional selling and administrative expenses.

     Cost of operations increased $909,000, or 8.2%, from $11,062,000 for the year ended June 30, 1997 to $11,971,000 for the year ended June 30, 1998. Cost of operations for fiscal 1998 includes $858,000 of railroad operating expenses associated with the 1998 Acquired Operations. Excluding 1998 Acquired Operations, cost of operations increased $51,000, including $272,000 additional railroad operating expenses, $58,000 additional intermodal operating expenses, and additional provisions under profit sharing and incentive compensation arrangements, partially offset by a $430,000 decrease in logistics operating expenses.

     Railroad operating expenses increased $1,130,000 for the year ended June 30, 1998 as compared to the prior year. Excluding 1998 Acquired Operations, railroad operating expenses increased $272,000, consisting of $223,000 additional SLR expenses and $49,000 additional expenses for Pennsylvania rail operations. The net increase in SLR railroad operating costs includes an increase in transportation and locomotive maintenance costs as a result of a 16% increase in carloads handled during fiscal 1998, additional transportation and maintenance of way costs incurred as a result of a severe ice storm in New England and Eastern Canada in January 1998, and costs incurred for the repair of track in Vermont as a result of a washout in March 1998. These increases were partially offset by a reduction in switching fees previously paid to NHVT that are no longer required as a result of the acquisition of track from NHVT, a reduction in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing Agreement, and an $84,000 charge in the prior year for a sales tax assessment by the State of Maine for the years 1991 through 1996. Railroad operating expenses for Pennsylvania rail operations only increased $49,000 despite a 5% increase in the number of carloads handled as a result of cost reduction programs instituted in the prior year.

     Logistics operating expenses decreased $430,000 from $1,311,000 in fiscal 1997 to $881,000 for fiscal 1998. This decrease includes a reduction in labor and benefits as a result of the 21% reduction in the number of railcars handled and the change in the mix of labor required to service current business, and reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations.

     Rail intermodal operating expenses increased $58,000 from $477,000 in fiscal 1997 to $535,000 for fiscal 1998. Intermodal expenses increased despite a 7% decrease in the number of trailers and containers handled as a result of increased security costs and additional provisions for loss and damage.

     Selling and administrative expenses increased $207,000, or 6.8%, from $3,070,000 for the year ended June 30, 1997 to $3,277,000 for the year ended June 30, 1998. The increase in selling and administrative expenses includes approximately $225,000 additional payroll, benefits and related expenses, primarily as a result of additional commissions, profit sharing and incentive compensation due to the significant improvement in results of operations over the prior year. The remainder of the increase includes additional directors fees associated with the addition of two outside directors and additional legal fees incurred in connection with union negotiations and other legal matters. These increases were partially offset by reduced wages, benefits and other expenses associated with the reduction of two management/supervisory personnel during the first quarter of fiscal 1998, a reduction in business taxes as a result of tax planning strategies, and a reduction in professional fees incurred to pursue potential business opportunities in fiscal 1997 which resulted in the 1998 Acquired Operations.

     Interest expense increased $43,000 for the year ended June 30, 1998 as compared to the prior year. This increase includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997, and additional interest incurred on borrowings to finance the 1998 Acquired Operations. These amounts were partially offset by more favorable interest rates under the August 1997 bank refinancing, temporary repayments of portions of the Company's term loan during the year, the mix of debt, which includes a greater amount of no and low interest government track work loans in fiscal 1998 as compared to the prior year, and $23,000 of interest provided in the prior year in conjunction with the sales tax assessment by the State of Maine.

     The Company recorded a $3,430,000 tax benefit for the year ended June 30, 1998, as compared to tax expense of $397,000 for the year ended June 30, 1997. The provision for income taxes for fiscal 1998 includes a reduction in the valuation allowance and recognition of deferred tax benefits associated with the Company's federal net operating loss carryforwards in the amount of $3.9 million. In accordance with applicable accounting standards, the Company continually reviews the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future. Based upon the sustained significant increase in taxable income, new business added to the Company's railroad operations, and acquisitions completed during fiscal 1998, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3.9 million in fiscal 1998 because its reassessment indicates that it appeared more likely than not that the benefits will be realized. The recognition of deferred tax benefits relating to the Company's net operating loss carryforwards had the impact of increasing fiscal 1998 basic and diluted earnings per share by $0.66 and $0.50, respectively.

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

                         Company's State of Readiness
                         ----------------------------

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

     Phase I - Development of a Year 2000 Compliance Plan

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

     Phase II - Identification of hardware and third party software applications significant to the operations of the Company and preliminary identification of hardware and third party software that is not year 2000 compliant

     In December 1998, the Company received a report from its year 2000 compliance consultant which included an inventory and year 2000 compliance status report of significant hardware and third party software utilized by the Company. The Company has completed the identification phase of its year 2000 compliance plan.

     Phase III - Upgrade/replacement and testing of significant hardware and third party software

     The Company's year 2000 compliance consultant performed year 2000 compliance testing of significant hardware and delivered a report to the Company in December 1998 which included a detailed listing of all non-compliant hardware. The Company has completed upgrading and testing all significant hardware for year 2000 compliance.

     Where applicable, the Company is in the process of replacing or installing year 2000 compliant upgrades for third party software and will install similar upgrades for other third party software as they become available. The Company intends to complete the replacement or installation of such upgrades by September 30, 1999 and complete testing of third party software for year 2000 compliance in October and November, 1999. In addition, the Company will complete year 2000 compliance testing of software utilized by value added networks, outside service providers and connecting rail carriers as such software is made year 2000 compliant by these parties.

                    Risk of the Company's Year 2000 Issues
                    --------------------------------------

     The Company's most significant risk with respect to the year 2000 is its reliance upon third party vendors, value added networks, outside service providers and connecting rail carriers to become year 2000 compliant. Since year 2000 compliance by these parties is outside of the Company's control, there can be no assurance that the systems critical to the Company's operations will be compliant by the year 2000. If any of these parties do not successfully achieve year 2000 compliance, the Company's operations may be adversely affected. The status of the Company's significant risk areas is as follows:

   1.   Third Party Software - The Company's critical third party software
        --------------------
        utilized in house consists of its railcar accounting, interline settlement and general ledger systems. The Company has installed the year 2000 compliant upgrades for its railcar accounting system and for its PC-based interline settlement system. The Company's general ledger accounting software vendor has indicated that its general ledger system is year 2000 compliant. The Company is currently in the process of testing these systems for year 2000 compliance.

   2.   Value Added Networks - The Company's primary value added network
        --------------------
        utilized in EDI communications with other rail carriers has indicated that its software is already year 2000 compliant, and the Company is in the process of testing to verify that this software is year 2000 compliant.

   3.   Outside Service Providers - The Company utilizes outside service
        -------------------------
        providers for certain critical railroad accounting functions including car hire accounting and rail communications through Railinc. The provider of car hire accounting services has indicated that it is in the process of modifying its system to be year 2000 compliant and that the year 2000 compliant version is scheduled to be completed by October 31, 1999. Railinc provides a variety of central system services for the North American rail industry, including railroads, rail equipment owners, other rail suppliers, rail customers and others, and has indicated that all significant systems have been upgraded and tested for year 2000 compliance.

   4.   Connecting Rail Carriers - Each of the Company's primary connecting rail
        ------------------------
        carriers has indicated that it is in the process of modifying its systems to be year 2000 compliant, and will be completed in time for the year 2000.

                       Costs to Address Year 2000 Issues
                       ---------------------------------

        The Company does not anticipate that the cost of becoming year 2000 compliant will be material to its results of operations.

                               Contingency Plans
                               -----------------

        The Company's contingency plans are segregated into two groups of software, industry specific software and all other software. With respect to industry specific software, which includes third party software utilized in house by the Company, software provided by outside service providers, and software utilized by the Company's primary connecting rail carriers, the Company does not have a variety of alternatives available. As a result, the Company is heavily reliant upon these vendors, service providers and connecting rail carriers to meet their year 2000 compliance commitments. The Company does not currently have any contingency plans with respect to this software, and will closely monitor the progress of these vendors, service providers and connecting rail carriers. With respect to all other software, the Company believes there are sufficient alternatives available at a reasonable cost should existing software not be made year 2000 compliant. The Company has received year 2000 compliant upgrades for most software and believes that it will receive year 2000 compliance upgrades for most, if not all, remaining other software. Should upgrades not be available, the Company will acquire year 2000 compliant software with sufficient lead-time for implementation.

Item 8. Financial Statements and Supplementary Data

        Financial Statements and the notes and schedules thereto are listed under Item 14 hereof.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

         NONE

                                   Part III

Item 10. Directors and Executive Officers of Registrant

     Information concerning the directors and executive officers of the Company shall be set forth in the definitive Proxy Statement to be provided to stockholders and filed not later than 120 days after the close of the Company's fiscal year (the "Proxy Statement") under the caption "Security Ownership of Management" and each of the headings "Election of Directors" and "Executive Officers," which information is incorporated herein by reference.


Item 11. Executive Compensation

     Information concerning executive compensation shall be set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management shall be set forth in the Proxy Statement under the heading "Security Ownership of Management," which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     NONE

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

              (Index to Financial Statements and Schedules)

                                                                                            Page
                                                                                            ----
(a) (1)  Financial Statements of Emons Transportation Group, Inc. and
          Subsidiaries:

         Report of Independent Public Accountants                                             27

         Consolidated Balance Sheets as of June 30, 1999 and 1998                             28

         Consolidated Statements of Operations for the years ended
          June 30, 1999, 1998 and 1997                                                        29

         Consolidated Statements of Stockholders' Equity for the
          years ended June 30, 1999, 1998 and 1997                                            30

         Consolidated Statements of Cash Flows for the years
          ended June 30, 1999, 1998 and 1997                                                  31

         Notes to Consolidated Financial Statements                                           32

    (2)  Schedules Applicable to Consolidated Financial Statements:

    Schedule III - Financial Statements of Emons Transportation Group, Inc.
                    (Parent Company Only)

         Balance Sheets as of June 30, 1999 and 1998                                          47

         Statements of Operations for the years ended June 30, 1999, 1998 and 1997            48

         Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997            49

    All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.

(b) Reports on Form 8-K.

         A report on Form 8-K dated April 23, 1999 was filed by the Company on April 29, 1999 reporting the Company's adoption of a Stockholder Rights Plan and the declaration of a dividend of one Right for each outstanding share of Common Stock of the Company to stockholders of record on May 10, 1999.

(c) A list of exhibits can be found on pages 51 to 53 hereof.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Emons Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The balance sheet of Emons Transportation Group, Inc. (Parent Company only) as of June 30, 1999 and 1998, and the related statements of operations and cash flows for each of the three years in the period ended June 30, 1999, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP


Lancaster, PA
 August 31, 1999

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         as of June 30, 1999 and 1998

----------------------------------------------------------------------------------------------------------------------
                                                                                        1999                1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
   Current Assets:
      Cash and cash equivalents                                                    $    2,028,278      $    2,677,004
      Accounts receivable, less allowance of
         $172,673 in 1999 and $158,800 in 1998                                          2,967,742           2,210,900
      Materials and supplies                                                              149,815             191,845
      Prepaid expenses                                                                    430,743             375,004
      Deferred income taxes (Note 8)                                                      812,000             476,000
                                                                                  ---------------     ---------------
         Total current assets                                                           6,388,578           5,930,753

   Property, plant and equipment, net (Note 1)                                         26,837,051          20,659,750

   Deferred expenses and other assets                                                     557,235             737,774

   Deferred income taxes (Note 8)                                                       1,243,000           1,345,000
                                                                                  ---------------     ---------------
TOTAL ASSETS                                                                       $   35,025,864      $   28,673,277
                                                                                  ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current portion of long-term debt                                            $      651,460      $    1,335,408
      Accounts payable                                                                  1,089,133             964,453
      Accrued payroll and related expenses                                              1,998,594           1,665,185
      Income taxes payable                                                                228,779              95,519
      Other accrued expenses                                                            1,771,936           1,213,747
                                                                                  ---------------      --------------
         Total current liabilities                                                      5,739,902           5,274,312

   Long-term debt (Note 5)                                                             14,212,926          11,006,767
   Other liabilities                                                                      824,886             758,238
                                                                                  ---------------      --------------
         Total Liabilities                                                             20,777,714          17,039,317
                                                                                  ---------------     ---------------
   Commitments and contingencies (Notes 6 and 10)                                               -                   -

   Stockholders' Equity:
      Preferred stock, authorized 3,000,000 shares $0.14 Series A
         Cumulative Convertible Preferred Stock, $0.01 par value, issued and outstanding -0- and 1,528,231 shares at June 30, 1999 and
         1998, respectively (Note 7)                                                            -              15,282

      Common stock, $0.01 par value, authorized 30,000,000 shares, issued and outstanding 7,860,274 and 6,039,811 shares
         at June 30, 1999 and 1998, respectively                                           78,603              60,398

      Additional paid-in capital                                                       23,625,471          23,733,554
      Deficit                                                                          (9,164,191)        (11,871,499)
                                                                                  ---------------     ---------------
                                                                                       14,539,883          11,937,735
      Comprehensive income (Note 12)                                                       33,615                   -
      Unearned compensation - restricted stock awards                                    (325,348)           (303,775)
                                                                                  ---------------     ---------------
         Total Stockholders' Equity                                                    14,248,150          11,633,960
                                                                                  ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $   35,025,864      $   28,673,277
                                                                                  ===============      ==============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended June 30, 1999, 1998 and 1997

     ------------------------------------------------------------------------------------------------------------------------
                                                                           1999                1998                1997
     ------------------------------------------------------------------------------------------------------------------------
      Operating revenues                                             $     22,663,560    $     17,445,037    $     16,058,252

      Operating expenses:
          Cost of operations                                               15,489,586          11,970,552          11,061,247
          Selling and administrative                                        3,824,596           3,277,415           3,070,586
                                                                     ----------------    ----------------    ----------------
             Total operating expenses                                      19,314,182          15,247,967          14,131,833
                                                                     ----------------    ----------------    ----------------

      Income from operations                                                3,349,378           2,197,070           1,926,419

      Other income (expense):
          Interest income                                                      93,956             100,993              86,080
          Interest expense                                                 (1,059,555)         (1,051,600)         (1,008,945)
          Other, net                                                          314,529             241,159             167,239
                                                                     ----------------    ----------------    ----------------
             Total other income (expense)                                    (651,070)           (709,448)           (755,626)
                                                                     ----------------    ----------------    ----------------

      Income before income taxes                                            2,698,308           1,487,622           1,170,793

      Provision (benefit) for income taxes (Note 8)                            (9,000)         (3,430,000)            397,000
                                                                     ----------------    ----------------    ----------------

      Net income                                                            2,707,308           4,917,622             773,793

      Preferred dividend requirements (Note 7)                                103,949             218,275             233,150
      Preferred stock conversion premium (Note 7)                             704,898                   -                   -
                                                                     ----------------    ----------------    ----------------

      Income applicable to common shareholders                       $      1,898,461    $      4,699,347    $        540,643
                                                                     ================    ================    ================

      Weighted average number of common
          shares (Notes 1 and 4):
             Basic                                                          6,114,126           5,953,586           5,757,027
                                                                     ================    ================    ================
             Diluted                                                        7,836,218           7,829,379           6,288,853
                                                                     ================    ================    ================

     Earnings per common share (Notes 1 and 4):
             Basic                                                   $           0.31    $           0.79    $           0.09
                                                                     ================    ================    ================
             Diluted                                                 $           0.26    $           0.63    $           0.09
                                                                     =================   ================    ================

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended June 30, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------------------------------
                                      Cumulative
                                     Convertible
                                   Preferred Stock             Common Stock          Additional      Retained
                                ----------------------   ------------------------     Paid-in        Earnings      Comprehensive
                                  Shares      Amount        Shares       Amount       Capital        (Deficit)       Income
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996         1,680,230 $   16,802     5,703,689   $   57,037  $   23,281,993  $ (17,562,914) $           -

 Conversion of preferred stock     (29,373)      (293)       26,435          264              29              -              -

 Shares issued pursuant to
  1986 Stock Option Plan                 -          -         4,000           40           4,085              -              -

 Shares issued under restricted
  stock plan                             -          -        69,000          690         219,185              -              -

 Cancellation of restricted
  stock issued                           -          -        (2,500)         (25)         (1,850)             -              -

 Amortization of unearned
  compensation                           -          -             -            -               -              -              -

 Net income                              -          -             -            -               -        773,793              -
                               ----------- ----------  ------------   ----------  --------------  -------------  -------------
Balance at June 30, 1997         1,650,857     16,509     5,800,624       58,006      23,503,442    (16,789,121)             -

 Conversion of preferred stock    (122,626)    (1,227)      110,358        1,104             123              -              -

 Shares issued pursuant to
  1986 Stock Option Plan                 -          -       110,500        1,105         109,796              -              -

 Shares issued under restricted
  stock plan                             -          -        25,000          250          79,277              -              -

 Shares issued in connection
  with acquisition of rail
  properties                             -          -        85,000          850         170,150              -              -

 Cancellation of restricted
  stock issued                           -          -       (69,500)        (695)        (44,930)             -              -

 Restricted stock repurchased
  and retired                            -          -       (22,171)        (222)        (84,304)             -              -

 Amortization of unearned
  compensation                           -          -             -            -               -              -              -

 Net income                              -          -             -            -               -      4,917,622              -
                               ----------- ----------  ------------   ----------  --------------  -------------  -------------
Balance at June 30, 1998         1,528,231     15,282     6,039,811       60,398      23,733,554    (11,871,499)             -

 Conversion of preferred stock
  at 0.9 exchange rate             (42,688)      (427)       38,418          384              43              -              -

 Conversion of preferred stock
  at 1.1 exchange rate          (1,485,543)   (14,855)    1,633,788       16,338        (331,397)             -              -

 Shares issued pursuant to
  1986 Stock Option Plan                 -          -         1,500           15           2,798              -              -

 Shares issued pursuant to
  1996 Stock Option Plan                 -          -         5,750           58           5,926              -              -

 Shares issued under restricted
  stock plan                             -          -        57,000          570         142,285              -              -

 Shares issued in connection
  with exercise of warrants              -          -       100,000        1,000          98,000              -              -

 Cancellation of restricted
  stock issued                           -          -       (12,900)        (129)        (16,972)             -              -

 Restricted stock repurchased
  and retired                            -          -        (3,093)         (31)         (8,766)             -              -

 Amortization of unearned
  compensation                           -          -             -            -               -              -              -

 Comprehensive income:
  Net income                             -          -             -            -               -      2,707,308              -
  Foreign currency translation           -          -             -            -               -              -         33,615
                               ----------- ----------  ------------   ----------  --------------  -------------  -------------
 Total comprehensive income              -          -             -            -               -      2,707,308         33,615
                               ----------- ----------  ------------   ----------  --------------  -------------  -------------
Balance at June 30, 1999                 - $        -     7,860,274   $   78,603  $   23,625,471  $  (9,164,191) $      33,615
                               =========== ==========  ============   ==========  ==============  =============  =============
                                --------------------------------
                                   Unearned
                                  Compensation
                                  Restricted     Stockholders'
                                  Stock Awards      Equity
                                --------------------------------
Balance at June 30, 1996         $  (174,299)  $     5,618,619

 Conversion of preferred stock             -                 -

 Shares issued pursuant to
  1986 Stock Option Plan                   -             4,125

 Shares issued under restricted
  stock plan                        (219,875)                -

 Cancellation of restricted
  stock issued                         1,875                 -

 Amortization of unearned
  compensation                        42,634            42,634

 Net income                                -           773,793
                                 -----------   ---------------
Balance at June 30, 1997            (349,665)        6,439,171

 Conversion of preferred stock             -                 -

 Shares issued pursuant to
  1986 Stock Option Plan                   -           110,901

 Shares issued under restricted
  stock plan                         (79,527)                -

 Shares issued in connection
  with acquisition of rail
  properties                               -           171,000

 Cancellation of restricted
  stock issued                        45,625                 -

 Restricted stock repurchased
  and retired                              -           (84,526)

 Amortization of unearned
  compensation                        79,792            79,792

 Net income                                -         4,917,622
                                 -----------   ---------------
Balance at June 30, 1998            (303,775)       11,633,960

 Conversion of preferred stock
  at 0.9 exchange rate                     -                 -

 Conversion of preferred stock
  at 1.1 exchange rate                     -          (329,914)

 Shares issued pursuant to
  1986 Stock Option Plan                   -             2,813

 Shares issued pursuant to
  1996 Stock Option Plan                   -             5,984

 Shares issued under restricted
  stock plan                        (142,855)                -

 Shares issued in connection
  with exercise of warrants
                                           -            99,000
 Cancellation of restricted
  stock issued                        17,101                 -

 Restricted stock repurchased
  and retired                              -            (8,797)

 Amortization of unearned
  compensation                       104,181           104,181

 Comprehensive income:
  Net income                               -         2,707,308
  Foreign currency translation             -            33,615
                                 -----------   ---------------
 Total comprehensive income                -         2,740,923
                                 -----------   ---------------
Balance at June 30, 1999         $  (325,348)  $    14,248,150
                                 ===========   ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 1999, 1998 and 1997

--------------------------------------------------------------------------------------------------------------------------
                                                                            1999               1998               1997
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                             $ 2,707,308        $ 4,917,622        $   773,793
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                         1,474,099          1,257,847          1,170,720
      Amortization                                                           191,743            153,721            130,146
      Gain on sale of assets                                                       -            (26,266)           (14,273)
      Gain on forgiveness of debt                                           (174,855)          (121,820)                 -
      Change in deferred income taxes                                       (234,000)        (3,545,000)           290,000
      Changes in assets and liabilities:
        Accounts receivable, materials and
          supplies and prepaid expenses                                     (756,864)            53,221            117,939
        Accounts payable and accrued expenses                              1,141,655            548,370           (580,891)
        Other assets and liabilities, net                                    364,913           (139,851)          (123,161)
                                                                         -----------        -----------        -----------
Net cash provided by operating activities                                  4,713,999          3,097,844          1,764,273
                                                                         -----------        -----------        -----------

Cash flows from investing activities:
  Proceeds from sale of assets                                                13,576            574,125             14,273
  Additions to property, plant and equipment                              (2,651,720)        (1,417,103)        (2,310,977)
  Investment in acquired rail properties                                  (4,822,588)          (927,644)                 -
  Increase in deferred expenses                                                    -            (20,188)                 -
                                                                         -----------        -----------        -----------
Net cash used in investing activities                                     (7,460,732)        (1,790,810)        (2,296,704)
                                                                         -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                 6,389,039          8,476,696          1,894,853
  Reduction in long-term debt                                             (3,859,325)        (8,433,831)        (1,116,732)
  Debt issuance costs                                                       (198,864)          (214,458)                 -
  Proceeds from issuance of common stock                                      99,000             26,375              4,125
  Preferred stock conversion costs                                          (329,914)                 -                  -
                                                                         -----------        -----------        -----------
Net cash provided by (used in) financing activities                        2,099,936           (145,218)           782,246
                                                                         -----------        -----------        -----------
Effect of exchange rate changes on cash                                       (1,929)                 -                  -
                                                                         -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                        (648,726)         1,161,816            249,815

Cash and cash equivalents at beginning of year                             2,677,004          1,515,188          1,265,373
                                                                         -----------        -----------        -----------
Cash and cash equivalents at end of year                                 $ 2,028,278        $ 2,677,004        $ 1,515,188
                                                                         ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended June 30, 1999, 1998 and 1997


Note 1.  The Company and Summary of Significant Accounting Policies

     a.   The Company and Operations
          --------------------------

     Emons Transportation Group, Inc. ("Emons Transportation Group") is a rail freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States and Quebec, Canada. Emons Transportation Group and its subsidiaries (collectively the "Company") own five short line railroads, operate rail/truck transfer facilities and a rail intermodal terminal, and provide customers with warehousing and logistics services for the movement and storage of freight.

     b.   Principles of Consolidation
          ---------------------------

     The consolidated financial statements include the accounts of Emons Transportation Group, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     d.   Revenue Recognition
          -------------------

     Freight revenues are recognized as rail shipments initially move onto the Company's rail lines which, due to the relatively short length of haul, approximates the recognition of revenues as shipments progress.

     e.   Cash and Cash Equivalents
          -------------------------

     Cash and cash equivalents include cash on hand and highly liquid short-term investments, including bank repurchase agreements, with a maturity of three months or less. Short-term instruments are carried at cost which approximates market value.

     f.   Materials and Supplies
          ----------------------

     Materials and supplies used for the maintenance of railroad track structures and equipment are stated at the lower of cost or market.

     g.   Properties
          ----------

     Property, plant and equipment are carried at cost less accumulated depreciation. The Company uses the Depreciation Accounting method for its five railroad operations, the St. Lawrence & Atlantic Railroad, the St. Lawrence and Atlantic Railroad (Quebec), the Maryland and Pennsylvania Railroad, Yorkrail, and Penn Eastern Rail Lines. Under Depreciation Accounting, the initial cost or purchase price of railroad track structures is depreciated over the estimated useful life of the track structures, and the cost of replacing railroad track structures is capitalized and depreciated over the estimated useful life of the replacements. Government grants received for track rehabilitation programs relating to the replacement of railroad track structures are accounted for as a reduction of the related capitalized cost of the track structures.

     Depreciation expense is computed on a straight-line basis over the estimated useful lives of the respective assets which range from 25 to 35 years for railroad track structures and from 3 to 20 years for all other assets.

     Property, plant and equipment at June 30, 1999 and 1998 consists of the following:

                                                     1999          1998
                                                  -----------   -----------

             Land and railroad track structures   $29,702,748   $23,950,960
             Equipment                              6,871,652     5,240,435
             Buildings                              2,350,656     2,200,449
             Other                                    276,904       156,744
                                                  -----------   -----------
                                                   39,201,960    31,548,588
             Less accumulated depreciation         12,364,909    10,888,838
                                                  -----------   -----------
                                                  $26,837,051   $20,659,750
                                                  ===========   ===========

     h.   Deferred Financing Costs
          ------------------------

     Deferred financing costs are amortized over the terms of the related agreements using the straight-line method of amortization.

     i.   Earnings Per Share
          ------------------

     Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per common share for fiscal 1997 does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

     j.   Foreign Currency Translation
          ----------------------------

     The financial statements of the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), the Company's Canadian subsidiary, are measured in Canadian dollars. The assets and liabilities of SLQ have been translated into U.S. dollars using the current exchange rate in effect as of the balance sheet date, while results of operations have been translated into U.S. dollars at the average exchange rate in effect during the applicable period. Foreign currency translation adjustments are recorded in Stockholders' Equity, while gains and losses resulting from foreign currency transactions are included currently in income. The Company recognized foreign currency gains of approximately $28,000 in fiscal 1999.

     k.   Stock-Based Compensation
          ------------------------

     The Company accounts for stock options issued under its stock option plans in accordance with Accounting Principles Board Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company has adopted the disclosure requirements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which are provided in Note 11, "Stock-Based Compensation and Warrants."

     l.   New Accounting Pronouncement
          ----------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 136, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 136"). FAS 136 deferred the effective date of FAS 133 one year to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 shall not be applied retroactively to financial statements of prior periods. The Company's interest rate hedging transactions constitute cash flow hedges under FAS 133. The Company has not yet quantified the impact of and has not determined the timing of or method of adoption of the provisions of FAS 133. However, FAS 133 could increase volatility in earnings and/or other comprehensive income.

Note 2.  Acquisition and Lease of Railroad Operations

     On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94 mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway Company ("CN") for $4,575,000, plus $248,000 of capitalized acquisition costs. The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax to Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also acquired 11 locomotives, maintenance of way and other equipment, and materials and supplies, and leased two locomotives in conjunction with the acquisition.

     Effective November 1, 1997, SLR entered into agreements to lease and operate all of the track, consisting of approximately 11 miles, and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. SLR also acquired two locomotives and miscellaneous supplies from BMS in conjunction with this transaction. BMS was formerly owned by Crown Vantage, and served Crown Vantage's pulp and paper mills in Berlin and Gorham. On July 9, 1999, Pulp & Paper of America LLC, a subsidiary of American Tissue, Inc., purchased Crown Vantage's pulp and paper manufacturing facilities in Berlin and Gorham. While there can be no assurance, the Company does not anticipate that this transaction will have a significant negative impact on future business levels.

     On December 29, 1997, SLR acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire for $280,000, and commenced operations on this section of track on December 30, 1997.

     On December 30, 1997, Penn Eastern Rail Lines, Inc. acquired substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator, and commenced operations on December 31, 1997. The rail operations consist of 7 individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two owned lines and five leased lines. The $671,000 purchase price consisted of $250,000 in cash at closing, a $250,000 note payable on January 2, 1998, and 85,000 shares of the Company's Common Stock.


Note 3.  Supplemental Cash Disclosures

     a.  Cash Payments
         -------------

     The Company made the following cash payments for the fiscal years ended June 30, 1999, 1998 and 1997:

                                    1999          1998          1997
                                  --------      --------     ----------

               Interest           $951,604      $968,529     $1,013,733
               Income Taxes         93,074       101,050         85,940

     b.  Non-cash Investing and Financing Activities
         -------------------------------------------

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

     During fiscal 1999 and 1998, the Company repurchased and retired 3,093 and 22,171 shares of restricted Common Stock, respectively, and issued 7,250 and 82,500 shares of Common Stock, respectively, pursuant to the 1986 and 1996 Stock Option Plans.

Note 4.  Earnings Per Share

     Earnings per share amounts for the fiscal years ended June 30, 1999, 1998 and 1997 are computed as follows:

                                                    For the Year Ended June 30, 1999
                                                 ---------------------------------------
                                                   Income         Shares          EPS
                                                 ----------    ------------    ---------
   Net Income                                    $2,707,308
      Less:
         Preferred dividend requirements            103,949
         Preferred stock conversion
            premium                                 704,898
                                                 ----------

   Basic EPS
      Income applicable to common
         shareholders                            $1,898,461       6,114,126        $0.31
                                                                                   =====

   Effect of Dilutive Securities
      Stock options and warrants                        ---         385,606
      Convertible preferred stock                   103,949       1,336,486
                                                 ----------       ---------

   Diluted EPS
      Income applicable to common
           shareholders plus assumed
           conversions                           $2,002,410       7,836,218        $0.26
                                                 ==========       =========        =====

                                                    For the Year Ended June 30, 1998
                                                 ---------------------------------------
                                                   Income         Shares          EPS
                                                 ----------    ------------    ---------
   Net Income                                    $4,917,622
      Less: Preferred dividend
           requirements                             218,275
                                                 ----------

   Basic EPS
      Income applicable to common
           shareholders                          $4,699,347       5,953,586        $0.79
                                                                                   =====

   Effect of Dilutive Securities
      Stock options and warrants                        ---         472,599
      Convertible preferred stock                   218,275       1,403,194
                                                 ----------       ---------

   Diluted EPS
      Income applicable to common
           shareholders plus assumed
           conversions                           $4,917,622       7,829,379        $0.63
                                                 ==========       =========        =====

                                                    For the Year Ended June 30, 1997
                                                 ---------------------------------------
                                                   Income         Shares          EPS
                                                 ----------    ------------    ---------
   Net Income                                      $773,793
      Less: Preferred dividend
           requirements                             233,150
                                                   --------

   Basic EPS
      Income applicable to common
           shareholders                            $540,643       5,757,027       $0.09
                                                                                  =====

   Effect of Dilutive Securities
      Stock options and warrants                        ---         531,826
      Convertible preferred stock                       ---             ---
                                                   --------       ---------

   Diluted EPS
      Income applicable to common
           shareholders plus assumed
           conversions                             $540,643       6,288,853       $0.09
                                                   ========       =========       =====

Note 5.  Long-Term Debt

     Long-term debt at June 30, 1999 and 1998 consists of the following:

                                                                             1999              1998
                                                                         -------------     ------------
A Term Loan Facility, interest at prime or eurodollar rate, plus
   applicable margin, at the Company's option                              $ 4,496,956      $ 7,525,000
B Term Loan Facility, interest at prime plus 0.5%, or
   eurodollar rate plus 3%, at the Company's option                          2,000,000              ---
Canadian Term Loan Facility, interest at prime or CDOR
   rate, plus applicable margin, at the Company's option                     4,469,450              ---
Working Capital Facility, interest at prime or eurodollar rate,
   plus applicable margin, at the Company's option                                 ---          250,000
SLR $1,500,000 Promissory Note, interest at 8.5%                             1,203,324        1,378,179
SLR Deferred Interest Note, interest at prime                                   10,863           54,316
SLR 1994 Track Rehabilitation Assistance Loan
   from the State of Maine, non-interest bearing                               517,466          560,588
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of Maine, non-interest bearing                               130,190           89,565
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of New Hampshire, interest at 4.95%                        1,142,212        1,179,145
YKR Seller Land Financing, interest at 10%                                         ---           56,667
Capital Lease Obligations - Locomotives, interest at 7.5%                      484,440          530,192
Railroad Liability Insurance Financing, interest at 8.16%                      360,594          620,643
Equipment Loans, interest ranging from 10.29% to 10.75%                         48,891           97,880
                                                                           -----------      -----------
                                                                            14,864,386       12,342,175
Less current portion                                                           651,460        1,335,408
                                                                           -----------      -----------
                                                                           $14,212,926      $11,006,767
                                                                           ===========      ===========

     At June 30, 1999, the prime rate was 7.75%, the one and three month eurodollar rates were 5.24% and 5.37%, respectively, and the one and three month Canadian Dollars bankers' acceptance ("CDOR") rates were 4.74% and 4.87%, respectively.

     On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") with a new lender which provided a $7,775,000 seven year revolving term loan (the "A Term Loan") and a $2 million Working Capital Facility. The $7,775,000 proceeds from the A Term Loan were utilized to retire existing indebtedness, and to pay a portion of the refinancing costs. Interest on both the A Term Loan and Working Capital Facility borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 0.0% to 0.5% for prime based borrowings, and from 1.75% to 3% for eurodollar based borrowings, depending upon the Company's financial performance.

     On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its lender which provided an additional $4,469,450 seven year term loan (the "Canadian Term Loan") and a $2 million three year term loan (the "B Term Loan") to finance the acquisition of the Sherbrooke Line and related expenditures, including acquisition costs, the purchase of locomotives and other equipment, working capital, and financing costs. Interest on the Canadian Term Loan is based upon the bank's prime rate or CDOR rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 1.75% to 3%, depending upon the Company's financial performance. Interest on the B Term Loan is based upon the bank's prime rate plus 0.5% or the eurodollar rate plus 3%, at the option of the Company. In addition, the Company is required to pay an additional loan fee every six months that increases from .25% for the six months ending June 30, 1999 to 1% for the six months ending December 31, 2001 on the B Term Loan balance outstanding. The applicable margin for the A Term Loan and the Canadian Term Loan is fixed at prime plus .25%, the eurodollar rate plus 2.75% or the CDOR rate plus 2.75%, as applicable, for approximately nine months.

     The term of the Working Capital Facility extends through August 15, 2000, and borrowings under this facility are limited based upon eligible accounts receivable as defined in the Amended Loan Agreement. As of June 30, 1999, the Company had no borrowings and had approximately $1.9 million available in accordance with the facility's eligibility criteria. The non-use fee on the Working Capital Facility ranges from 0.25% to 0.5%, based upon the Company's financial performance, and was 0.5% at June 30, 1999.

     Under the Amended Loan Agreement, the payment terms of the A Term Loan were modified. The payment terms for each of the Term Loans under the Amended Loan Agreement are as follows:

                                                                         Quarterly Payment
                                                      -----------------------------------------------------
                                                                             Canadian
                                                         A Term                Term                 B Term
     Quarter Ending                                       Loan                 Loan                  Loan
     --------------                                       ----                 ----                  ----
December 31, 1998 - June 30, 1999                     $ 150,000             $    ---           $       ---
September 30, 1999 - June 30, 2000                      275,000                  ---                   ---
September 30, 2000 - June 30, 2001                      300,000                  ---                   ---
September 30, 2001                                      387,500                  ---                   ---
December 31, 2001                                       387,500                  ---             2,000,000
March 31, 2002 - June 30, 2002                          387,500                  ---                   ---
September 30, 2002 - June 30, 2003                      425,000                  ---                   ---
September 30, 2003 - December 31, 2003                  475,000                  ---                   ---
March 31, 2004                                          346,956               92,003                   ---
June 30, 2004                                               ---              496,605                   ---
September 30, 2004 - June 30, 2005                          ---              636,962                   ---
September 30, 2005 - December 31, 2005                      ---              666,497                   ---

     The Company is required to make additional principal payments equal to 50% of "Excess Cash Flow," as defined in the Amended Loan Agreement within 120 days after the end of each fiscal year, 50% of the net cash proceeds from the sale of the Company's capital stock in excess of $3 million, and the net cash proceeds from the sale of property of the Company in excess of a minimum amount. The Excess Cash Flow payment required based upon the Company's operating results for the year ended June 30, 1999 is estimated to total $750,000.

     All borrowings under the Term Loans and Working Capital Facility are secured by all of the assets of the Company, and the Amended Loan Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures, lease commitments, and the payment of dividends.

     The Original Loan Agreement required the Company to enter into an interest rate contract with respect to a principal amount of at least one-half of the available A Term Loan balance. Accordingly, on September 23, 1997, the Company entered into a five year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding per the Original Loan Agreement. In addition, the Amended Loan Agreement required the Company to enter into an interest rate contract with respect to the principal amount of at least one-half of the Canadian Term Loan balance. On January 21, 1999, the Company entered into a five year interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian term loan balance. The fair value of the LIBOR and CDOR interest rate swap agreements at June 30, 1999 aggregated approximately $70,000.

     The SLR $1,500,000 Promissory Note is subordinated to the Term Loans and Working Capital Facility. In conjunction with the August 15, 1997 refinancing transaction, the Company renegotiated the terms of the SLR Operating and Marketing Agreement with CN including the terms of the $1,500,000 Promissory Note. In accordance with the revised agreement, the $1,500,000 Promissory Note is being amortized on a quarterly basis over a seven year period commencing October 1, 1997, at an assumed interest rate of 8.5%, without any principal or interest payment requirements provided that the Company continues to own and operate SLR. Principal payments amortized in fiscal 1999 and 1998 totaled $174,855 and $121,820, respectively, and interest forgiven in fiscal 1999 and 1998 totaled $111,669 and $93,073, respectively. The SLR Deferred Interest Note is payable in monthly installments of $3,621, plus interest at prime, until paid in full.

     In fiscal 1994, the State of Maine awarded SLR a $646,832 non-interest bearing term loan in connection with the State's track rehabilitation assistance program. The term loan is payable in semiannual installments of $21,561 through June 30, 2011. In September 1995, the State of Maine awarded SLR an additional $463,158 non-interest bearing term loan under the State's track rehabilitation assistance program, $245,980 of which had been drawn as of June 30, 1999. This additional term loan is payable in semiannual installments of $23,158. In fiscal 1995, the State of New Hampshire awarded SLR a $1,150,000, 4.95% track rehabilitation assistance term loan, $1,144,121 of which had been drawn as of June 30, 1999. This term loan, plus interest accrued in the amount of $52,825, is payable in quarterly installments of $23,656, including principal and interest, through December 2017.

     Maturities of debt over the next five years are as follows:

                         Fiscal Year      Amount Due
                         -----------      ----------
                            2000          $  651,460
                            2001           1,216,193
                            2002           3,951,613
                            2003           2,090,055
                            2004           1,553,778

     The fair value of debt obligations outstanding approximates market value.

Note 6.  Lease Commitments

     a.  Capital Leases
         --------------

     In December 1997, the Company entered into sale-leaseback transactions for the sale of ten locomotives in the amount of $557,000, which have been accounted for as capital leases. The locomotives are leased for a period of seven years, and the lease includes a buyout for approximately 35% of the sales value at the end of the seventh year.

     b.  Operating Leases
         ----------------

     The Company leases land, rail facilities, its rail intermodal terminal, locomotives and other equipment, automobiles and office space under non-cancelable operating lease arrangements.

     The Company leases its rail intermodal terminal from the City of Auburn, Maine. The lease agreement dated July 19, 1994, includes an initial term of 20 years, three optional ten year renewal periods, and a purchase option in year 50.

     The St. Lawrence & Atlantic Railroad ("SLR") leases all of the track, consisting of approximately 11 miles, and property owned by the Berlin Mills Railway Company. SLR is required to make monthly lease payments of $8,333, adjusted annually by an escalation provision based upon a specified railroad inflation index. The lease agreement, which commenced on November 1, 1997, includes an initial term of ten years and a five year renewal option.

     Penn Eastern Rail Lines ("PRL") currently leases five rail lines. Four leased lines include five year lease terms that expire in June 2000, while one leased rail line includes an initial five year lease term that expires in December 2002 and three successive five year renewal options. The leases for all five lines provide PRL with a right of first refusal in the event of sale. The Company has received notice from the owner of four leased lines of its intention to offer these lines for sale. The Company has not yet determined whether it intends to exercise its right of first refusal with respect to each line. However, in the event PRL does not exercise its right of first refusal, the Company does not believe that the loss of business from any or all of these lines will have a material impact on its results of operations.

     c.  Future Minimum Lease Payments
         -----------------------------

     Future minimum lease commitments under non-cancelable leases as of June 30, 1999 are as follows:

                                                  Operating                  Capital
                   Fiscal Year                      Leases                   Leases
         -------------------------------       ----------------          --------------
                          2000                     $  759,395            $     74,662
                          2001                        723,644                  80,595
                          2002                        645,867                  80,595
                          2003                        603,821                  80,595
                          2004                        553,907                  80,595
                          2005 and thereafter       2,747,949                 228,534
                                                   ----------            ------------
         Total future minimum lease payments       $6,034,583                 625,576
                                                   ==========
         Less - amount representing interest,
          at 7.5%                                                            (141,136)
                                                                         ------------
         Present value of future minimum lease
          payments                                                       $    484,440
                                                                         ============

     Rent expense totaled $1,269,331, $1,073,610 and $1,190,601 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Note 7. Stockholders' Equity

     a. Stockholder Rights Plan
        -----------------------

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

     b. Preferred Stock
        ---------------

     At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. This represents an inducement premium of 296,799 shares of Common Stock in excess of the .9 conversion rate offered under the original terms of the Convertible Preferred Stock. The estimated fair market value of the conversion premium in the amount of $704,898, based upon the average closing bid and ask price of the Company's Common Stock of $2.375 on the date of the Merger, has been charged to income available to common shareholders in the accompanying Consolidated Statement of Operations. The conversion premium charged to income available to common shareholders reduced fiscal 1999 basic and diluted earnings per share by $0.12 and $0.09, respectively. The Company incurred $329,914 of expenses in conjunction with the Merger transaction. On November 19, 1998, the Board of Directors voted to omit the regular semiannual dividend of $0.07 per share on its $0.14 Cumulative Convertible Preferred Stock which would have been payable on January 4, 1999. Dividends in arrears that were eliminated as a result of the Merger aggregated $1,767,796 as of June 29, 1999.

Note 8. Income Taxes

     The provision for income taxes for the years ended June 30, 1999, 1998 and 1997 is comprised of the following:

                                        1999               1998               1997
                                  ----------------    ---------------   ---------------
          Current:
             Federal                   $  60,000        $     45,000       $  17,000
             State                        90,000              70,000          90,000
             Foreign                      75,000                 ---             ---
                                       ---------        ------------       ---------
          Total current                  225,000             115,000         107,000
                                       ---------        ------------       ---------
          Deferred:
             Federal                    (179,000)         (3,420,000)        232,000
             State                       (55,000)           (125,000)         58,000
                                       ---------        ------------       ---------
          Total deferred                (234,000)         (3,545,000)        290,000
                                       ---------        ------------       ---------

          Total                        $  (9,000)       $ (3,430,000)      $ 397,000
                                       =========        ============       =========

     The Company utilized approximately $3.5 million of federal and $1.4 million of state net operating loss carryforwards in computing the fiscal 1999 current provision for income taxes. At June 30, 1999, the Company had approximately $37.5 million of federal net operating loss carryforwards available, which expire in various years from fiscal 2000 through fiscal 2008, a significant portion of which expire in fiscal 2002.

     Deferred tax assets and liabilities are comprised of the following at June 30, 1999 and 1998:

                                                                   1999            1998
                                                              --------------   --------------
          Deferred tax assets:
             Accrued expenses                                   $ 1,246,000      $  1,000,000
             Net operating loss carryforwards                    12,756,000        15,110,000
                                                                -----------      ------------
                                                                 14,002,000        16,110,000
             Valuation allowance                                 (9,620,000)      (11,896,000)
                                                                -----------      ------------
                                                                  4,382,000         4,214,000
          Deferred tax liabilities:
             Property, plant and equipment                       (2,327,000)       (2,393,000)
                                                                -----------      ------------

          Net deferred tax asset                                $ 2,055,000      $  1,821,000
                                                                ===========      ============

     The valuation allowance has been provided to reduce the deferred tax assets, which relate principally to the Company's net operating loss carryforwards, to the estimated recoverable amount based upon the estimated utilization of the deferred tax assets. The Company continually reassesses the estimated amount of deferred tax assets that it believes it will be able to utilize in the future. Based upon the sustained significant increase in taxable income, new business added to the Company's railroad operations, and acquisitions completed during fiscal 1998, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3.9 million relating to its federal net operating loss carryforwards in fiscal 1998. Based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from CN in December 1998, the Company further reduced the valuation allowance and recognized an additional $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards in the fourth quarter of fiscal 1999. The Company reduced the valuation allowance in fiscal 1999 and 1998 because its reassessments indicate that it is more likely than not that the benefits will be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 1999 and 1998 had the impact of increasing basic earnings per share by $0.18 and $0.66, respectively, and diluted earnings per share by $0.14 and $0.50, respectively.

     A reconciliation of the difference between the United States statutory federal income tax rate and the Company's effective income tax rate for the years ended June 30, 1999, 1998 and 1997 is as follows:

                                               1999                 1998                1997
                                          ---------------      ---------------      --------------
United States statutory tax rate                34.0%                 34.0%              34.0%
State income taxes, net of
   federal income taxes                          0.9                  (2.4)               8.3
Foreign income taxes                             4.8                   ---                ---
Reduction of prior valuation
   allowance against net
   operating loss carryforwards                (40.6)               (263.4)              (9.6)
Other, net                                       0.6                   1.2                1.2
                                               -----               -------               ----

Effective Tax Rate                              (0.3)%              (230.6)%             33.9%
                                               =====               =======               ====

Note 9.  Customer Concentrations

     The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, and Quebec, Canada, many of whom are involved in the pulp and paper industry.

     One customer accounted for approximately 10% of the Company's fiscal 1999 total operating revenues, two customers each accounted for approximately 10% of the Company's fiscal 1998 total operating revenues, and one customer accounted for approximately 10% of the Company's fiscal 1997 total operating revenues.

Note 10. Contingencies

     Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act ("FELA"), a fault-based system under which injuries to and deaths of railroad employees are settled by negotiations or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims.

     a.  Product Liability Actions
         -------------------------

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

     As of June 30, 1999, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 569 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 564 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These cases seek, as relief, compensation for injuries that plaintiffs allegedly have sustained as a result of in utero DES exposure and punitive damages. The amounts sought are not specified. These actions are currently in various stages of litigation.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. This appeal is currently pending.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1998 to June 30, 1999, 13 new actions were commenced in which Industries was named as a defendant, and 124 lawsuits were settled or dismissed at no liability to Industries. As of June 30, 1999, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs filed motions, which remain pending, for reargument and to stay implementation of the decision.

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

     b.  Environmental Liability
         -----------------------

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

     c.  Railroad Industry Consolidation
         -------------------------------

     Consolidation activities involving certain Class I Railroads that routinely interchange traffic with the Company's railroads have recently been completed. Consolidated Rail Corporation, which previously interchanged traffic with the Company's Pennsylvania rail operations, was divided and acquired by the Norfolk Southern Railroad and CSX Corporation effective June 1, 1999. The Company has experienced a reduction in business levels as a result of service disruptions caused by CSX's and NS's implementation of the merger. The Company cannot currently predict how long such service disruptions will persist or what the total impact of such service disruptions may have on its results of operations. In addition, the Canadian National Railway, which interchanges traffic with the St. Lawrence & Atlantic Railroad, completed the acquisition of Illinois Central Railroad on July 1, 1999. While the Company does not anticipate any significant long-term negative impact as a result of these consolidations, and believes that they will create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

Note 11.  Stock-Based Compensation and Warrants

     a.  Stock Option Plans
         ------------------

     In November 1996, the Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "Plan"), which replaced the Company's expiring 1986 Stock Option Plan. The terms of the new Plan are substantially the same as the terms of the 1986 Stock Option Plan. The Plan provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock to key employees. Under the Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. During fiscal 1999, the Company issued options to purchase 100,500 shares of the Company's Common Stock under the Plan at prices ranging from $2.09 to $2.7188, which vest over five years. As of June 30, 1999, 54,500 options were available for issuance under the Plan.

     Separate from the above plans, the Company has granted stock options to its non-employee directors on various dates from fiscal 1993 through fiscal 1999 to purchase shares of the Company's Common Stock at exercise prices equal to the fair market value of the stock on the date of grant. The vesting period for these options ranges from three to four years, and these options expire ten years from the date of grant.

     A summary of stock option activity under the Company's stock option plans is as follows:

                                                                                 Option Price per Share
                                                                   ----------------------------------------------
                                            Stock Options                Range                 Weighted Average
                                          ----------------         -----------------         --------------------
     Balance at June 30, 1996                  742,500             $0.81  -  $2.44                  $1.08
        Options granted                        220,500              2.28  -   3.25                   3.16
        Options exercised                       (4,000)             1.00  -   1.06                   1.03
        Options forfeited                      (36,000)             0.91  -   1.06                   1.01
                                          ------------
     Balance at June 30, 1997                  923,000              0.81  -   3.25                   1.58
        Options granted                        256,000              1.88  -   3.91                   2.76
        Options exercised                     (110,500)             0.81  -   1.06                   1.00
        Options forfeited                     (144,500)             0.81  -   3.25                   1.84
                                          ------------
     Balance at June 30, 1998                  924,000              0.81  -   3.91                   1.93
        Options granted                        143,000              2.09  -   2.72                   2.49
        Options exercised                       (7,250)             1.00  -   1.88                   1.21
        Options forfeited                      (10,750)             1.00  -   3.22                   2.11
                                          ------------
     Balance at June 30, 1999                1,049,000              0.81  -   3.91                   2.01
                                          ============
                                              June 30, 1999           June 30, 1998         June 30, 1997
                                          --------------------    --------------------    -------------------
Options exercisable                             612,666                 425,599                377,333
Weighted average exercise price                  $1.51                   $1.26                  $1.04

     A summary of stock option information regarding options outstanding at June 30, 1999 is as follows:

                                 Weighted    Weighted      Stock     Weighted
     Range of     Unexercised    Average      Average     Options    Average
     Exercise        Stock      Remaining    Exercise    Currently   Exercise
      Prices        Options    Life (Years)    Price    Exercisable   Price
      ------        ------     -----------     -----    -----------   -----
  $0.75 - $1.25     450,000       5.6          $1.03      439,000     $1.03
   1.26 -  2.25     115,000       7.9           1.80       43,500      1.66
   2.26 -  3.25     446,500       8.5           2.90      120,666      3.00
   3.26 -  4.00      37,500       8.7           3.91        9,500      3.91
                  ---------                               -------
      Total       1,049,000       7.2           2.01      612,666      1.51
                  =========                               =======

     The Company accounts for stock options issued under its stock option plans in accordance with APB Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company's pro forma net income and earnings per share under the provisions of FAS 123 for the years ended June 30, 1999, 1998 and 1997 would have been as follows:

                                                     1999                1998                  1997
                                              ----------------    -----------------     -----------------
          Net income:
             As reported                          $2,707,308          $4,917,622             $773,793
             Pro forma                             2,465,490           4,759,774              721,741
          Basic earnings per share:
             As reported                          $     0.31          $     0.79             $   0.09
             Pro forma                                  0.27                0.76                 0.08
          Diluted earnings per share:
             As reported                          $     0.26          $     0.63             $   0.09
             Pro forma                                  0.22                0.61                 0.08
          Weighted average fair value
             of options granted                   $     1.84          $     2.08             $   2.38

     The pro forma information provided above does not include the impact of stock options granted prior to July 1, 1995. As a result, compensation cost under FAS 123 included in the determination of the pro forma information may not be representative of what compensation cost would have been had the provisions of FAS 123 been applied to prior years, and may not be indicative of compensation cost under FAS 123 in future years. The fair value of options granted on the date of grant included in the pro forma information for the years ended June 30, 1999, 1998, and 1997 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                      1999                 1998                 1997
                                               ---------------      ----------------      --------------
          Weighted average:
              Risk free interest rate                   5.10%                6.0%                 6.8%
              Expected life                          10 years            10 years             10 years
              Expected volatility                       60.1%               60.4%                58.4%
              Expected dividend yield                    0.0%                0.0%                 0.0%

     b.  Restricted Stock Plan
         ---------------------

     The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years. At June 30, 1999, 1998 and 1997, 270,350, 314,450, and 269,950 shares were available for issuance, respectively. A summary of activity under the Company's Restricted Stock Plan is as follows:

                                              1999            1998             1997
                                        --------------   --------------   --------------
          Awards:
           Shares                           57,000           25,000            69,000
           Fair value at date of grant    $142,855          $79,527          $219,875

          Cancellations:
           Shares                           12,900           69,500             2,500
           Fair value at date of grant    $ 17,101          $45,625          $  1,875

          Compensation expense            $104,181          $79,792          $ 42,634

     c.  Common Stock Warrants
         ---------------------

     At June 30, 1999, the Company had warrants outstanding to purchase up to 110,000 shares of Common Stock at prices ranging from $1.125 to $2.75 per share.

Note 12.  Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") in fiscal 1999, which requires reclassification of financial statements for earlier periods for comparative purposes. FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company has chosen to disclose comprehensive income in the accompanying Consolidated Statements of Stockholders' Equity. The Company's only other comprehensive income or loss consists of foreign currency translation adjustments.

Note 13.  Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131") in fiscal 1999. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company identifies its reportable segments by the geographic region in which each segment operates. All of the Company's principal operating segments, which involve the operation of short line railroads, have similar economic characteristics. As a result, all of the Company's reportable segments have been aggregated into one segment for purposes of FAS 131.

          Financial information by geographic area is as follows:

                                                                      For the Year Ended June 30,
                                                   ----------------------------------------------------------------
                                                           1999                    1998                  1997
                                                   -------------------     ------------------    ------------------
     Operating Revenues
        United States                                  $19,578,391              $17,445,037           $16,058,252
        Canada                                           3,085,169                      ---                   ---
                                                       -----------              -----------           -----------
     Total Operating Revenues                          $22,663,560              $17,445,037           $16,058,252
                                                       ===========              ===========           ===========

     Identifiable Assets
        United States                                  $28,564,478              $28,673,277           $24,301,875
        Canada                                           6,461,386                      ---                   ---
                                                       -----------              -----------           -----------
     Total Identifiable Assets                         $35,025,864              $28,673,277           $24,301,875
                                                       ===========              ===========           ===========

Note 14.  Quarterly Financial Data (Unaudited)

                                                                   Three months ended
                                         ----------------------------------------------------------------------
                                           September 30        December 31         March 31          June 30
                                         -----------------  -----------------   ---------------  --------------
For the fiscal year ended
June 30, 1999:
--------------------------------------
Operating revenues                          $5,079,160         $5,176,975        $6,158,110        $6,249,315
Income from operations                         841,067            657,957           804,627         1,045,727
Net income                                     454,003            267,883           371,322         1,614,100
Earnings per common share:
     Basic                                  $     0.07         $     0.04        $     0.05        $     0.15
     Diluted                                      0.06               0.03              0.05              0.12

For the fiscal year ended
June 30, 1998:
--------------------------------------
Operating revenues                          $4,102,957         $4,070,869        $4,292,856        $4,978,355
Income from operations                         564,660            563,190           300,918           768,302
Net income                                     220,977            429,681           125,894         4,141,070
Earnings per common share:
     Basic                                  $     0.03         $     0.06        $     0.01        $     0.68
     Diluted                                      0.03               0.06              0.01              0.53

                                                                    Schedule III

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                                Balance Sheets
                         as of June 30, 1999 and 1998


                                                                           1999                            1998
                                                                   -----------------               -----------------
ASSETS

  Current assets:
     Cash and cash equivalents                                     $       1,666,114               $       2,360,767
     Accounts receivable                                                       3,004                           4,285
     Prepaid expenses and other current assets                                  (974)                         45,183
     Deferred income taxes                                                   676,000                         392,000
                                                                   -----------------               -----------------
     Total current assets                                                  2,344,144                       2,802,235
  Investments in subsidiaries at equity                                   16,914,709                      12,283,786
  Property and equipment, net of accumulated
     depreciation of $532,227 and $501,219
     as of June 30, 1999 and 1998, respectively                              100,619                          77,513
  Due from affiliates                                                      1,142,975                       1,116,739
  Deferred income taxes                                                    1,625,000                       1,719,000
  Deferred expenses and other assets                                          88,831                         113,925
                                                                   -----------------               -----------------
TOTAL ASSETS                                                       $      22,216,278               $      18,113,198
                                                                   =================               =================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Current portion of long-term debt                             $          72,245               $          69,363
     Accounts payable                                                        137,782                          58,714
     Accrued payroll and related expenses                                    448,066                         264,161
     Income taxes payable                                                    654,998                         265,720
     Other accrued expenses                                                  162,484                         108,786
     Due to affiliates                                                     3,719,027                       4,861,955
                                                                   -----------------               -----------------
     Total current liabilities                                             5,194,602                       5,628,699
  Long-term debt                                                           2,023,526                         100,539
  Note payable to affiliate                                                  750,000                         750,000
                                                                   -----------------               -----------------
     Total Liabilities                                                     7,968,128                       6,479,238
                                                                   -----------------               -----------------

  Stockholders' Equity:
     Preferred stock, authorized 3,000,000 shares
      $0.14 Series A Cumulative Convertible Preferred Stock,
      $0.01 par value, issued and outstanding -0- and
      1,528,231 shares at June 30, 1999 and 1998, respectively                     -                          15,282

     Common stock, $0.01 par value, authorized 30,000,000 and
      15,000,000 shares at June 30, 1999 and 1998, respectively, issued and outstanding 7,860,274 and 6,039,811 shares
      at June 30, 1999 and 1998, respectively                                 78,603                          60,398

  Additional paid-in capital                                              23,625,471                      23,733,554
  Deficit                                                                 (9,164,191)                    (11,871,499)
                                                                   -----------------               -----------------
                                                                          14,539,883                      11,937,735
  Comprehensive income                                                        33,615                               -
  Unearned compensation - restricted stock awards                           (325,348)                       (303,775)
                                                                   -----------------               -----------------
     Total Stockholders' Equity                                           14,248,150                      11,633,960
                                                                   -----------------               -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      22,216,278               $      18,113,198
                                                                   =================               =================

                                                                    SCHEDULE III

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Operations
               for the years ended June 30, 1999, 1998 and 1997

                                                                  1999                   1998                   1997
                                                             ---------------        ----------------       -------------
Operating revenues:
   Intercompany management fees                              $     2,455,880        $     2,015,556        $   1,762,846
                                                             ---------------        ---------------        -------------

Operating expenses:
   General and administrative expenses                             2,312,305              1,968,840            1,727,671
   Depreciation                                                       31,008                 28,347               24,978
                                                             ---------------        ---------------        -------------
      Total operating expenses                                     2,343,313              1,997,187            1,752,649
                                                             ---------------        ---------------        -------------

Income from operations                                               112,567                 18,369               10,197

Other income (expense):
   Intercompany interest income                                            -                577,428                    -
   Interest and other income                                          58,424                 55,324               35,359
   Interest expense                                                 (170,991)               (73,693)             (45,556)
                                                             ---------------        ---------------        -------------
      Total other income (expense)                                  (112,567)               559,059              (10,197)
                                                             ---------------        ---------------        -------------

Income before income taxes and equity in
   undistributed net earnings of subsidiaries                              -                577,428                    -

Provision (benefit) for income taxes                                (110,000)            (3,331,537)              20,000
                                                             ---------------        ---------------        -------------


Income (loss) before equity in undistributed net
   earnings of subsidiaries                                          110,000              3,908,965              (20,000)

Equity in undistributed net earnings of
   subsidiaries                                                    2,597,308              1,008,657              793,793
                                                             ---------------        ---------------        -------------


Net income                                                   $     2,707,308        $     4,917,622        $     773,793
                                                             ===============        ===============        =============

                                                                    Schedule III



                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Cash Flows
               for the years ended June 30, 1999, 1998 and 1997

                                                                           1999                   1998                   1997
                                                                      ---------------        ---------------        ----------------
Cash flows from operating activities:
     Net income                                                        $   2,707,308          $   4,917,622           $     773,793
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                       31,008                 28,347                  24,978
           Amortization of deferred compensation                             104,181                 79,792                  42,634
           Amortization of deferred financing                                  3,336                      -                       -
           Equity in net earnings of subsidiaries                         (2,597,308)            (1,008,657)               (793,793)
           Change in deferred income taxes                                  (190,000)            (3,376,537)                  2,000
           Changes in assets and liabilities:
              Accounts receivable, prepaid expenses and
                 other current assets                                         47,438                (14,247)                 46,495
              Accounts payable and accrued expenses                          705,949                326,547                   1,164
              Other assets                                                    41,758                (92,410)                 11,475
                                                                      ---------------        ---------------        ----------------
Net cash provided by operating activities                                    853,670                860,457                 108,746
                                                                      ---------------        ---------------        ----------------

Cash flows from investing activities:
     Additions to property and equipment                                     (54,114)               (29,665)                 (8,375)
     Investments in subsidiaries                                          (2,000,000)            (9,739,006)                      -
     (Increase) decrease in due to/from affiliates, net                   (1,169,164)            10,030,778              (2,392,426)
     Dividends received from subsidiaries                                          -                706,000               2,200,000
                                                                      ---------------        ---------------        ----------------
Net cash provided by (used in) investing activities                       (3,223,278)               968,107                (200,801)
                                                                      ---------------        ---------------        ----------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                              2,000,000                142,830                       -
     Reduction in long-term debt                                             (74,131)               (27,393)                (12,938)
     Debt issuance costs                                                     (20,000)                     -                       -
     Proceeds from issuance of common stock                                   99,000                 26,375                   4,125
     Preferred stock conversion costs                                       (329,914)                     -                       -
                                                                      ---------------        ---------------        ----------------
Net cash provided by (used in) financing activities                        1,674,955                141,812                  (8,813)
                                                                      ---------------        ---------------        ----------------

Net increase (decrease) in cash and cash equivalents                        (694,653)             1,970,376                (100,868)

Cash and cash equivalents at beginning of year                             2,360,767                390,391                 491,259
                                                                      ---------------        ---------------        ----------------

Cash and cash equivalents at end of year                               $   1,666,114          $   2,360,767           $     390,391
                                                                      ===============        ===============        ================

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EMONS TRANSPORTATION GROUP, INC.


By:  /s/ Robert Grossman                               Date:  September 16, 1999
     ----------------------------------                       ------------------
     Robert Grossman, Chairman of the
     Board of Directors, President and
     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Grossman                                    Date:  September 16, 1999
------------------------------------------                    ------------------
Robert Grossman, Chairman of the Board
of Directors, President and Chief Executive
Officer


/s/ Scott F. Ziegler                                   Date:  September 16, 1999
------------------------------------------                    ------------------
Scott F. Ziegler, Senior Vice President and
Chief Financial Officer, Controller and Secretary,
signing on behalf of the registrant as its principal
financial and accounting officer and as Director


/s/ Robert J. Smallacombe                              Date:  September 16, 1999
------------------------------------------                    ------------------
Robert J. Smallacombe, Director


/s/ Dean H. Wise                                       Date:  September 16, 1999
------------------------------------------                    ------------------
Dean H. Wise, Director


/s/ Alfred P. Smith                                    Date:  September 16, 1999
------------------------------------------                    ------------------
Alfred P. Smith, Director


/s/ Kimberly A. Madigan                                Date:  September 16, 1999
------------------------------------------                    ------------------
Kimberly A. Madigan, Director


/s/ Michael J. Blake                                   Date:  September 16, 1999
------------------------------------------                    ------------------
Michael J. Blake, Director

EXHIBITS

     The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                              Page in
  Exhibit                                                                                   Sequentially
  Number                                      Exhibit                                      Numbered Copy
----------     ---------------------------------------------------------------------       -------------
3 (a)          Certificate of Incorporation for Emons Holdings, Inc. dated
               December 19, 1986 (incorporated by reference from Emons
               Holdings, Inc. Report on Form 10-K for the year ended June 30,
               1987, Exhibit Number 3 (a))                                                       --

3 (b)          Certificate of Amendment of Certificate of Incorporation for
               Emons Holdings, Inc. dated September 26, 1989 (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q
               for the quarter ended September 30, 1989, Exhibit Number 3 (b))                   --

3 (c)          Amended and Restated By-Laws for Emons Holdings, Inc.
               (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September 30, 1989, Exhibit
               Number 3 (c))                                                                     --

3 (d)          Certificate of Amendment of Certificate of Incorporation of
               Emons Holdings, Inc. dated November 18, 1993 (incorporated by reference from Emons Transportation Group, Inc. Report on
               Form 10-Q for the quarter ended December 31, 1993, Exhibit
               Number 3 (d))                                                                     --

3 (e)          Certificate of Amendment of Certificate of Incorporation of
               Emons Transportation Group, Inc. dated June 29, 1999                              --

10 (a)         Lease Agreement dated July 19, 1994 by and between the City of Auburn, Maine and Maine Intermodal Transportation, Inc.
               (incorporated by reference from Emons Transportation Group,
               Inc. Report on Form 10-K for the year ended June 30, 1995,
               Exhibit Number 10 (a))                                                            --

10 (b)         Amended and Restated Employment Agreement with Robert
               Grossman dated December 31, 1989 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K
               for the year ended June 30, 1997, Exhibit Number 10 (b))                          --

10 (c)         Amendment to the Amended and Restated Employment Agreement
               with Robert Grossman dated May 26, 1994 (incorporated by
               reference from Emons Transportation Group, Inc. Report on
               Form 10-K for the year ended June 30, 1997, Exhibit Number
               10 (c))                                                                           --

10 (d)         Amendment to the Amended and Restated Employment Agreement
               with Robert Grossman dated June 17, 1998 (incorporated by
               reference from Emons Transportation Group, Inc. Report on
               Form 10-K for the year ended June 30, 1998, Exhibit Number
               10 (d))                                                                           --

                                                                                              Page in
Exhibit                                                                                     Sequentially
Number                                        Exhibit                                      Numbered Copy
----------     ---------------------------------------------------------------------       -------------
10 (e)         Loan and Security Agreement dated August 15, 1997 among Emons
               Transportation Group, Inc., Emons Industries, Inc., Emons Finance
               Corp., Maryland and Pennsylvania Railroad, Emons Logistics
               Services, Inc., Maine Intermodal Transportation, Inc., Emons
               Railroad Group, Inc., Yorkrail, Inc., and St. Lawrence & Atlantic
               Railroad, as the Borrowers, and LaSalle National Bank, as the
               Lender (incorporated by reference from Emons Transportation Group,
               Inc. Report on Form 10-K for the year ended June 30, 1997, Exhibit
               Number 10 (f))                                                                    --

10 (f)         Lease Agreement dated as of November 1, 1997 between St. Lawrence
               & Atlantic Railroad Company and Berlin Mills Railway, Inc.
               (incorporated by reference from Emons Transportation Group, Inc.
               Report on Form 10-Q for the quarter ended September 30, 1997,
               Exhibit Number 10 (b))                                                            --

10 (g)         Asset Purchase Agreement between John C. Nolan, Lancaster Northern
               Railway, Inc., Chester Valley Railway, Inc., East Penn Railways,
               Inc., and Bristol Industrial Terminal Railway, Inc. and Penn
               Eastern Rail Lines, Inc. dated November 7, 1997 (incorporated by reference from Emons Transportation Group, Inc. Report on Form
               10-Q for the quarter ended December 31, 1997, Exhibit Number 10 (c))              --

10 (h)         Asset Purchase Agreement between New Hampshire and Vermont
               Railroad Company, Inc. and St. Lawrence & Atlantic Railroad
               Company dated December 12, 1997  (incorporated by reference from
               Emons Transportation Group, Inc. Report on Form 10-Q for the
               quarter ended December 31, 1997, Exhibit Number 10 (d))                           --

10 (i)         Amended and Restated Loan and Security Agreement dated as of
               December 21, 1998 among Emons Transportation Group, Inc., Emons
               Industries, Inc., Emons Finance Corp., Maryland and Pennsylvania
               Railroad Company, Emons Logistics Services, Inc., Maine Intermodal
               Transportation, Inc., Yorkrail, Inc., St. Lawrence & Atlantic
               Railroad Company, Penn Eastern Rail Lines, Inc., St. Lawrence &
               Atlantic Railroad (Quebec) Inc., and SLR Leasing Corp., as the
               Borrowers, and LaSalle National Bank, as the Lender  (incorporated by reference from Emons Transportation Group, Inc. Report on Form
               8-K dated December 23, 1998, Exhibit Number 10 (b))                               --

10 (j)         Letter Agreement dated August 21, 1997 regarding renegotiation of the Canadian National Railway Promissory Note and Operating and
               Marketing Agreement  (incorporated by reference from Emons
               Transportation Group, Inc. Report on Form 10-Q for the quarter
               ended December 31, 1998, Exhibit Number 10 (f))                                   --

                                                                                              Page in
  Exhibit                                                                                   Sequentially
  Number                                      Exhibit                                      Numbered Copy
----------     ---------------------------------------------------------------------       -------------
10 (k)         Rights Agreement dated as of April 23, 1999 between Emons
               Transportation Group, Inc. and American Stock Transfer & Trust
               Company, as Rights Agent  (incorporated by reference from Emons
               Transportation Group, Inc. Report on Form 8-K dated April 29,
               1999, Exhibit Number 1)                                                           --

10 (l)         Agreement of Merger dated as of April 25, 1999 between Emons
               Transportation Group, Inc. and NEWCO                                              --

21             Listing of Subsidiaries                                                           --

23             Consent of Arthur Andersen LLP                                                    --

27             Financial Data Schedule                                                           --