Form 10-Q
period 1999-09-30
EMONS TRANSPORTATION GROUP INC
filed 1999-11-12
CIK 32666

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
    For Quarter Ended September 30, 1999     Commission File Number 0-5206
                      ------------------                            ------

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

                 Delaware                           23-2441662
                 ---------------------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification No.)

   96 South George Street, York, Pennsylvania     17401        717-771-1700
   ------------------------------------------------------------------------
  (Address of principal executive offices)     (Zip Code)    (Telephone No.)

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

                               Yes  X     No
                                   ---       ---

     The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 1999 is as follows:

                   Voting Common Stock          7,848,774
                                                ---------

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                September 30,           June 30,
                                                                    1999                  1999
                                                               ---------------       ---------------
                                                                 (unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                           $      2,514,361      $      2,028,278
         Accounts receivable, net                                   2,475,292             2,967,742
         Materials and supplies                                       343,996               149,815
         Prepaid expenses                                             449,832               430,743
         Deferred income taxes                                        812,000               812,000
                                                               ---------------       ---------------
            Total current assets                                    6,595,481             6,388,578
                                                               ---------------       ---------------

     Property, plant and equipment                                 40,073,714            39,201,960
         Less accumulated depreciation                            (12,820,154)          (12,364,909)
                                                               ---------------       ---------------
            Property, plant and equipment, net                     27,253,560            26,837,051
                                                               ---------------       ---------------

     Deferred expenses and other assets                               426,010               557,235
     Deferred income taxes                                            931,000             1,243,000
                                                               ---------------       ---------------
TOTAL ASSETS                                                 $     35,206,051      $     35,025,864
                                                               ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Current portion of long-term debt                   $        645,774      $        651,460
         Accounts payable                                           1,551,653             1,089,133
         Accrued payroll and related expenses                       1,525,032             1,998,594
         Other accrued expenses                                     1,735,848             2,000,715
                                                               ---------------       ---------------
            Total current liabilities                               5,458,307             5,739,902

     Long-term debt                                                14,170,207            14,212,926
     Other liabilities                                                831,136               824,886
                                                               ---------------       ---------------
            Total Liabilities                                      20,459,650            20,777,714
                                                               ---------------       ---------------

     Stockholders' Equity:
         Common stock                                                  78,488                78,603
         Additional paid-in capital                                23,580,039            23,625,471
         Deficit                                                   (8,653,166)           (9,164,191)
                                                               ---------------       ---------------
                                                                   15,005,361            14,539,883
         Comprehensive income                                          23,550                33,615
         Unearned compensation - restricted stock awards             (282,510)             (325,348)
                                                               ---------------       ---------------
            Total Stockholders' Equity                             14,746,401            14,248,150
                                                               ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     35,206,051      $     35,025,864
                                                               ===============       ===============


See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                                     Three Months Ended
                                                                        September 30,
                                                           ---------------------------------------
                                                                1999                    1998
                                                           --------------          ---------------

Operating revenues                                       $     6,184,935         $      5,150,791

Operating expenses:
    Cost of operations                                         4,135,903                3,369,638
    Selling and administrative                                   913,433                  868,455
                                                           --------------          ---------------
       Total operating expenses                                5,049,336                4,238,093
                                                           --------------          ---------------

Income from operations                                         1,135,599                  912,698

Other income (expense):
    Interest income                                               28,106                   28,654
    Interest expense                                            (292,901)                (223,349)
    Other, net                                                     9,221                        -
                                                           --------------          ---------------
       Total other income (expense)                             (255,574)                (194,695)
                                                           --------------          ---------------

Income before income taxes                                       880,025                  718,003

Provision for income taxes                                       369,000                  264,000
                                                           --------------          ---------------

Net income                                                       511,025                  454,003

Preferred dividend requirements                                        -                   53,002
                                                           --------------          ---------------

Income applicable to common shareholders                 $       511,025         $        401,001
                                                           ==============          ===============

Weighted average number of common shares (Note 4):

       Basic                                                   7,854,655                6,051,977
                                                           ==============          ===============
       Diluted                                                 8,120,270                7,862,420
                                                           ==============          ===============

Earnings per common share (Note 4):

       Basic                                                  $     0.07               $     0.07
                                                           ==============          ===============
       Diluted                                                $     0.06               $     0.06
                                                           ==============          ===============


See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                     Three Months Ended
                                                                        September 30,
                                                            -------------------------------------
                                                                 1999                  1998
                                                            ---------------       ---------------
Cash flows from operating activities:
    Net income                                            $        511,025      $        454,003
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation                                           454,170               330,452
            Amortization                                            39,099                36,217
            Gain on forgiveness of debt                            (46,060)              (42,345)
            Change in deferred income taxes                        312,000               222,000
            Changes in assets and liabilities:
                Accounts receivable, materials and
                  supplies and prepaid expenses                    278,674               (75,448)
                Accounts payable and accrued expenses             (289,521)              (51,589)
                Other assets and liabilities, net                  114,699               104,662
                                                            ---------------       ---------------
Net cash provided by operating activities                        1,374,086               977,952
                                                            ---------------       ---------------

Cash flows from investing activities:
    Additions to property, plant and equipment                    (848,466)             (785,667)
    Increase in deferred expenses                                        -              (124,442)
                                                            ---------------       ---------------
Net cash used in investing activities                             (848,466)             (910,109)
                                                            ---------------       ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                        12,077                     -
    Borrowings from long-term debt                                 500,000                     -
    Reduction in long-term debt                                   (529,645)             (993,976)
    Preferred stock conversion costs                               (18,529)                    -
                                                            ---------------       ---------------
Net cash used in financing activities                              (36,097)             (993,976)
                                                            ---------------       ---------------
Effect of exchange rate changes on cash                             (3,440)                    -
                                                            ---------------       ---------------
Net increase (decrease) in cash and cash equivalents               486,083              (926,133)

Cash and cash equivalents at beginning of period                 2,028,278             2,677,004
                                                            ---------------       ---------------

Cash and cash equivalents at end of period                $      2,514,361      $      1,750,871
                                                            ===============       ===============


See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 1999
                                   (unaudited)

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

Note 2.  Acquisition of Railroad Operations

         On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway Company ("CN") for $4,575,000, plus $248,000 of capitalized acquisition costs. The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also acquired 11 locomotives, maintenance of way and other equipment, and materials and supplies, and leased two locomotives in conjunction with the acquisition.

Note 3.  Amended and Restated Loan and Security Agreement

         On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its current lender which provided an additional $4,469,450 seven-year term loan and a $2 million three-year term loan to finance the acquisition of the Sherbrooke Line and related expenditures, including acquisition costs, the purchase of locomotives and other equipment, working capital, and financing costs. Under the Amended Loan Agreement, the payment terms of the original seven-year term loan were modified.

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

         At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted all 1,485,543 of its outstanding shares of Convertible Preferred Stock into 1,633,788 shares of Common Stock effective June 29, 1999.

         Earnings per share amounts are computed as follows:


                                                         For the Three Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                       1999                                   1998
                                         ----------------------------------     ----------------------------------
                                           Income       Shares       EPS          Income       Shares     EPS
                                           ------       ------       ---          ------       ------     ---
Net Income                               $  511,025                             $  454,003
   Less:  Preferred dividend
     requirements                               -                                  (53,002)
                                         ----------                              ---------

Basic EPS
   Income applicable to
     common shareholders                 $  511,025   7,854,655     $0.07       $  401,001   6,051,977     $0.07
                                                                    =====                                  =====

Effect of Dilutive Securities
   Stock options and warrants                   -       265,615                        -       447,538
   Convertible preferred stock                  -           -                       53,002   1,362,905
                                         ---------    ---------                 ----------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $  511,025   8,120,270     $0.06       $  454,003   7,862,420     $0.06
                                         ==========   =========     =====       ==========   =========     =====


Note 5.  Comprehensive Income

         Comprehensive income for the three-month periods ended September 30, 1999 and 1998 is as follows:


                                                  For the Three Months Ended
                                                        September 30,
                                               --------------------------------
                                                     1999             1998
                                                     ----             ----

Net income                                      $   511,025      $  454,003
Other comprehensive income, net of tax
   Foreign currency translation adjustment          (10,065)            -
                                                   --------         -------
Total comprehensive income                      $   500,960      $  454,003
                                                   ========         =======

Note 6.  Contingencies

         Certain subsidiaries of the Company are currently subject to a number of claims and legal actions that arise in the ordinary course of business, including claims under the Federal Employers' Liability Act, a fault-based system under which injuries to and deaths of railroad employees are settled by negotiations or litigation based upon comparative negligence. The Company believes that it has adequate insurance coverage and has provided adequate reserves for any liabilities which may result from the ultimate outcome of these claims, and that such claims will not have a material impact on the Company's consolidated financial position or results of operations.

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

         As of September 30, 1999, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 567 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 562 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1999 to September 30, 1999, seven new actions were commenced in which Industries was named as a defendant and nine lawsuits were settled or dismissed at no liability to Industries. As of September 30, 1999, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs have brought appeals regarding such dismissals and, as a result, these cases have not yet been finally adjudicated.

         The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of September 30, 1999:

                                                                  Number of
   State                          Court                             Cases
   -----                          -----                             -----

California                   Los Angeles County                         1
                             San Francisco County                       4

New York                     New York County                          356

Ohio                         Cuyahoga County                          114
                             Summit County                             80

Pennsylvania                 Philadelphia County                       11

Texas                        Travis County                              1


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

         Railroad Industry Consolidation
         -------------------------------

         The consolidations involving certain Class I Railroads that routinely interchange traffic with the Company's railroads have recently been completed. Consolidated Rail Corporation, which previously interchanged traffic with the Company's Pennsylvania rail operations, was divided and acquired by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX") effective June 1, 1999. The Company has experienced a reduction in business levels as a result of service disruptions caused by CSX's and NS's implementation of the merger. The Company cannot currently predict how long such service disruptions will persist or what the total impact of such service disruptions may have on its results of operations. In addition, CN, which inter-changes traffic with SLR, completed the acquisition of the Illinois Central Railroad on July 1, 1999. While the Company does not anticipate any significant long-term negative impact as a result of these consolidations, and believes that they will create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

Note 7.  New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"). FAS 137 deferred the effective date of FAS 133 one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 shall not be applied retroactively to financial statements of prior periods. The Company's interest rate hedging transactions constitute cash flow hedges under FAS 133. The Company has not yet quantified the impact of and has not determined the timing of or method of adoption of the provisions of FAS 133. However, FAS 133 could increase volatility in earnings and/or other comprehensive income.

Note 8.  Reclassifications

         Certain prior period amounts have been reclassified to conform with the current year presentation.

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

         General

         On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway ("CN"). The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also acquired 11 locomotives, maintenance of way and other equipment, and materials and supplies in connection with the acquisition.

         On June 1, 1999, the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX") completed the split-up of Consolidated Rail Corporation ("Conrail") and commenced operations of their respective portions of Conrail. NS's and CSX's implementation of the merger has caused congestion, a lack of car supply for customers and service disruptions, which has resulted in a loss of business to trucking and alternative routes for all of the Company's rail operations. While the Company cannot predict how long such problems will persist or what the total impact of such problems may have on its results of operations, the Company believes that, on a long-term basis, the merger will create additional rail business for its Pennsylvania rail operations as a result of longer Class I single-line rail service on competitive routes.

         Liquidity and Capital Resources

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,990,000 and $4,996,000 at September 30, 1999 and June 30, 1999, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of September 30, 1999, the Company had no borrowings under the working capital facility and had approximately $1.5 million available in accordance with the facility's eligibility criteria. As of September 30, 1999, the Company prepaid $2 million of its Revolving Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations. The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities and future acquisitions. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

         The Company's cash and cash equivalents increased $486,000 for the quarter ended September 30, 1999, including a $500,000 draw on the prepaid portion of the Revolving Term Loan. The net increase includes $1,374,000 of cash provided by operations, partially offset by $848,000 of capital investments, an $18,000 net reduction in long-term debt, $19,000 of additional costs incurred in conjunction with the exchange of the Company's Convertible Preferred Stock into Common Stock which took place in June 1999, and a $3,000 exchange rate impact relating to SLQ operations.

         The Company generated $1,374,000 of cash from operations for the quarter ended September 30, 1999, as compared to $978,000 for the corresponding quarter in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $270,000 from $1,000,000 for the three months ended September 30, 1998 to $1,270,000 for the three months ended September 30, 1999, as a result of improved operating performance in the current year.

         The Company invested $848,000 in capital expenditures during the first three months of fiscal 2000, including $706,000 of investments in railroad track structures (net of $148,000 of government grants), and $142,000 of other capital investments. Approximately $400,000 of the investment in railroad track structures relates to improvements to SLQ's track infrastructure, which was contemplated in connection with the acquisition of SLQ. As of September 30, 1999, the Company had approximately $300,000 of government grants and approximately $200,000 of government funding under no interest loan programs available for future track rehabilitation projects and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the state of Pennsylvania for the construction of a bulk intermodal facility for the Company's logistics operations in York, Pennsylvania. The Company commenced construction of this $1.5 million facility in October 1999, and anticipates that the project will be substantially completed by December 31, 1999. The Company has no other material commitments for capital expenditures.

         The Company's net long-term debt obligations decreased $18,000 during the three-month period ended September 30, 1999, including $530,000 of scheduled debt repayments, partially offset by a $500,000 draw on the prepaid portion of the Revolving Term Loan and $12,000 of borrowings under government no interest loan track rehabilitation programs. The Company reduced the amount prepaid under the Revolving Term Loan to fund the improvements to SLQ's track infrastructure.


         Analysis of operations for the three months ended September 30, 1999 compared to the three months ended September 30, 1998

                              Results of Operations
                              ---------------------

         The Company generated net income of $511,000 for the three-month period ended September 30, 1999, as compared to net income of $454,000 for the three-month period ended September 30, 1998. Income before income taxes increased $162,000, or 22.5%, from $718,000 for the quarter ended September 30, 1998, to $880,000 for the corresponding quarter in the current year. Operating revenues increased $1,034,000, while operating expenses increased $811,000 over the prior year's quarter. Interest and other non-operating income increased $9,000, interest expense increased $70,000, and the provision for income taxes increased $105,000 over the prior year's quarter.

                                    Revenues
                                    --------

         Operating revenues increased $1,034,000, or 20%, from $5,151,000 for the three-month period ended September 30, 1998 to $6,185,000 for the three-month period ended September 30, 1999. SLQ, which commenced operations on December 1, 1998, generated $1,279,000 of operating revenues in the first quarter of fiscal 2000. Excluding SLQ, operating revenues decreased $245,000, or 4.8%, consisting of a $70,000 decrease in freight and haulage revenues (excluding intermodal freight), a $3,000 decrease in intermodal freight and handling revenues, a $12,000 decrease in logistics revenues, and a $160,000 decrease in other operating revenues.

         Freight and haulage revenues (excluding intermodal freight) increased $873,000, or 23%, consisting of a 49% increase in the number of carloads handled, partially offset by a 17.5% decrease in average revenues per carload. Total traffic handled increased approximately 5,700 carloads from 11,700 for the quarter ended September 30, 1998 to 17,400 for the quarter ended September 30, 1999. Traffic for the quarter ended September 30, 1999 includes approximately 4,700 overhead carloads on SLQ delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding SLQ, which accounted for $943,000 of freight and haulage revenues in the first quarter of fiscal 2000, freight and haulage revenues decreased $70,000, or 2%, while traffic decreased approximately 700 carloads, or 6%. Freight and haulage revenues on SLR operations in New England decreased $181,000 and traffic decreased approximately 500 carloads, while freight and haulage revenues on Pennsylvania operations increased $111,000 although traffic decreased 200 carloads.

         The 500 carload decrease in SLR traffic is attributable to approximately 400 carloads of one-time shipments of pipe and cement last year that did not recur this year, a decrease of over 250 overhead agricultural carloads as a result of a late harvest and car supply problems, and a decrease of 100 oil carloads for a customer that converted from oil to natural gas. In addition, the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 150 additional carloads attributable to two new on-line paper warehouses added over the past year.

         Freight and haulage revenues for Pennsylvania rail operations increased $111,000, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to 350 additional agricultural carloads due to local drought conditions last year, over 100 carloads for a new customer, Goodyear Tire & Rubber Company, which completed construction of an on-line regional distribution center and commenced operations in June 1999, and other less significant increases in business. These increases were offset by a number of decreases attributable to problems caused by the Conrail merger, including business lost to truck during the first quarter of the current year. The number of carloads handled decreased despite the increase in revenues as a result of a 350 carload decrease in low-rated bridge traffic between the Company's two railroads in York, Pennsylvania due to changes in traffic patterns as a result of problems caused by the Conrail merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves.

         The 17.5% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding SLQ, average revenues per carload increased 4.3% primarily as a result of the mix of business on Pennsylvania operations, which includes a lower number of low-rated bridge moves.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, decreased slightly from $248,000 for the three months ended September 30, 1998 to $245,000 for the corresponding period in the current year. Intermodal volume also decreased slightly from 2,900 trailers and containers for the first quarter of the prior year to 2,850 trailers and containers for the first quarter of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is cautiously optimistic that this business will result in an increase in future intermodal volume. SLR and SLQ, in conjunction with the Canadian National Railway ("CN"), offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal and Halifax ports.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $12,000, or 9%, from $127,000 for the three-month period ended September 30, 1998 to $115,000 for the three-month period ended September 30, 1999. The number of railcars handled decreased 21%, primarily as a result of a reduction in business from an agricultural bulk transfer customer due to unfavorable commodity pricing for one of the products handled by this customer.

         Excluding SLQ, other operating revenues decreased $160,000 from the prior year, primarily as a result of a $213,000 decrease in demurrage revenues, partially offset by $42,000 of one-time easement revenues. The decrease in demurrage revenues is partly attributable to demurrage associated with a one-time pipe move for a gas line project in New England in the prior year, and partly to a reduction in business for a printing customer in Pennsylvania which normally generates substantial demurrage revenues. SLQ generated $248,000 of other operating revenues, including blocking fees and trackage rights revenues.

                                    Expenses
                                    --------

         Operating expenses increased $811,000, or 19%, from $4,238,000 for the three-month period ended September 30, 1998 to $5,049,000 for the three-month period ended September 30, 1999. The increase consists of $766,000 additional cost of operations and $45,000 additional selling and administrative expenses. Excluding SLQ, operating expenses increased $78,000, or 2%. This $78,000 increase also includes additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

         Cost of operations increased $766,000, or 23%, from $3,370,000 for the three-month period ended September 30, 1998 to $4,136,000 for the corresponding three-month period in the current year. Cost of operations for the current quarter includes $679,000 of SLQ operating expenses. Excluding SLQ, cost of operations increased $87,000, including $115,000 additional railroad operating expenses and $6,000 additional logistics operating expenses, partially offset by a $27,000 decrease in intermodal operating expenses, and a $7,000 decrease in other operating expenses.

         Railroad operating expenses increased $784,000 for the quarter ended September 30, 1999 as compared to the corresponding quarter in the prior year. Excluding SLQ, railroad operating expenses increased $115,000, consisting of a $223,000 increase in SLR expenses in New England partially offset by a $108,000 decrease in expenses for Pennsylvania rail operations.

         The $223,000 increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine. Locomotive maintenance expenses increased $190,000 as a result of the addition of locomotive maintenance personnel and additional repair and maintenance expenses incurred to maintain the 11 locomotives acquired in conjunction with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in SLR's railroad operating costs were partially offset by reductions in switching expenses associated with a one-time pipe move for a gas line project in the prior year, a decrease in oil transload fees as a result of the loss of a local oil move due to the customer converting from oil to natural gas, and a reduction in derailment and accident expenses as a result of more favorable experience in the current year as compared to the prior year.

         The $108,000 net decrease in railroad operating costs for Pennsylvania rail operations includes a reduction in car hire expense of approximately $100,000 in conjunction with a corresponding decrease in demurrage revenues, and a $90,000 decrease in the provision for derailments and accidents as a result of more favorable experience in the current year as compared to the prior year. These decreases were partially offset by an increase in other operating expenses in conjunction with the increase in freight revenues.

         Rail intermodal operating expenses decreased $27,000, from $122,000 for the prior year's quarter to $95,000 for the current year's quarter. This difference is primarily attributable to the favorable settlement in the current quarter of a previously accrued loss and damage claim. Excluding the impact of this settlement, intermodal operating expenses were consistent with the prior year.

         Logistics operating expenses increased $6,000, from $154,000 for the first quarter of fiscal 1999 to $160,000 for the first quarter of the current year consisting of a number of minor increases and decreases in a variety of expenses.

         Selling and administrative expenses increased $45,000, or 5%, from $868,000 for the quarter ended September 30, 1998 to $913,000 for the quarter ended September 30, 1999. Excluding SLQ, selling and administrative expenses decreased $9,000, or 1%. Selling and administrative expenses include general increases in a number of expense categories, including higher salaries and wages as a result of additional personnel and wage adjustments, higher employee benefits as a result of increased health benefit costs, and additional public relations expenses. These increases were more than offset by a reduction in the provision for profit sharing and incentive compensation plans as a result of the extraordinary improvement in results in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. SLQ selling and administrative expenses aggregated $54,000 in the first quarter of the current year, including the addition of a sales person at the beginning of the year.

         Interest expense increased $70,000 for the three-month period ended September 30, 1999 as compared to the corresponding period in the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments and additional temporary prepayments of the Revolving Term Loan.

         The provision for income taxes increased $105,000, from $264,000 for the quarter ended September 30, 1998 to $369,000 for the quarter ended September 30, 1999. The effective tax rate increased from 36.8% for the first quarter of fiscal 1999 to 41.9% for the first quarter of the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the first quarters of both fiscal 2000 and fiscal 1999 includes $312,000 and $222,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

         Year 2000 Compliance Issues

         The Company has evaluated its risks with respect to year 2000 compliance issues and the impact on its information systems and operations. The significant risk areas identified include third-party software utilized in-house by the Company on its own information systems, value-added networks, outside service providers and information systems utilized by the Company's primary connecting rail carriers. The Company does not utilize any internally developed software that is significant to its operations. The Company has investigated the potential impact of the year 2000 with respect to each significant risk area identified, and has determined that all significant software either is year 2000 compliant, is in the process of being modified by the respective parties to accommodate the year 2000, or is replaceable by alternative software options at a reasonable cost.

                          Company's State of Readiness
                          ----------------------------

         As discussed in the "Risk of the Company's Year 2000 Issues" section below, the Company has determined that its successful transition into the year 2000 is heavily dependent upon its third-party vendors, value-added networks, outside service providers and connecting rail carriers becoming year 2000 compliant. Since this portion of the Company's year 2000 compliance plan is largely outside of the Company's control, the Company has been and will continue to closely monitor the year 2000 compliance status of these parties. Based upon the Company's review of information publicly disseminated and direct discussions with such parties to date, all applicable third-party vendors, value-added networks, outside service providers and connecting rail carriers have represented that all software significant to the Company's operations either is or will be year 2000 compliant by the year 2000. However, there can be no assurance that these parties will be successful in meeting their year 2000 commitments. The remaining portion of the Company's year 2000 compliance plan is summarized below.

     Phase I - Development of a Year 2000 Compliance Plan

     The Company engaged the services of a year 2000 compliance consultant to assist in the preparation of a year 2000 compliance plan, to identify all hardware and third-party software that is significant to the operations of the Company, to test hardware identified for year 2000 compliance, and to research the year 2000 compliance status of third-party software identified. The Company received the completed report from its year 2000 compliance consultant in December 1998 and has completed the planning phase of its year 2000 compliance plan.

     Phase II - Identification of hardware and third-party software applications significant to the operations of the Company and preliminary identification of hardware and third-party software that is not year 2000 compliant

     In December 1998, the Company received a report from its year 2000 compliance consultant which included an inventory and year 2000 compliance status report of significant hardware and third-party software utilized by the Company. The Company has completed the identification phase of its year 2000 compliance plan.

     Phase III - Upgrade/replacement and testing of significant hardware and third-party software

     The Company's year 2000 compliance consultant performed year 2000 compliance testing of significant hardware and delivered a report to the Company in December 1998, which included a detailed listing of all non-compliant hardware. The Company has completed upgrading and testing all significant hardware for year 2000 compliance.

     The Company has completed the installation of all year 2000 compliant upgrades for all significant third-party software and intends to perform any remaining testing of third-party software as considered necessary by the end of the year.

                     Risk of the Company's Year 2000 Issues
                     --------------------------------------

         The Company's most significant risk with respect to the year 2000 is its reliance upon third-party vendors, value-added networks, outside service providers and connecting rail carriers to become year 2000 compliant. Since year 2000 compliance by these parties is outside of the Company's control, there can be no assurance that the systems critical to the Company's operations will be compliant by the year 2000. If any of these parties do not successfully achieve year 2000 compliance, the Company's operations may be adversely affected. The status of the Company's significant risk areas is as follows:

     1.  Third-party Software - The Company's critical third-party software
         --------------------
         utilized in-house consists of its railcar accounting, interline settlement and general ledger systems. The Company has installed the year 2000 compliant upgrades for its railcar accounting system and for its PC-based interline settlement system. The Company's general ledger accounting software vendor has indicated that its general ledger system is year 2000 compliant. The Company is currently in the process of completing the testing of these systems for year 2000 compliance.

     2.  Value-added Networks - The Company's primary value-added network
         --------------------
         utilized in EDI communications with other rail carriers has indicated that its software is already year 2000 compliant and has completed testing to verify year 2000 compliance.

     3.  Outside Service Providers - The Company utilizes outside service
         -------------------------
         providers for certain critical railroad accounting functions including car hire accounting, and rail communications through Railinc. The provider of car hire accounting services has indicated that it is in the process of modifying its system to be year 2000 compliant and that the year 2000 compliant version is scheduled to be completed by December 15, 1999. Railinc provides a variety of central system services for the North American rail industry, including railroads, rail equipment owners, other rail suppliers, rail customers and others, and has indicated that all significant systems have been upgraded and tested for year 2000 compliance.

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

                                Contingency Plans
                                -----------------

         The Company's contingency plans are segregated into two groups of software, industry specific software and all other software. With respect to industry specific software, which includes third-party software utilized in-house by the Company, software provided by outside service providers, and software utilized by the Company's primary connecting rail carriers, the Company does not have a variety of alternatives available. As a result, the Company is heavily reliant upon these vendors, service providers and connecting rail carriers to meet their year 2000 compliance commitments. The Company does not currently have any contingency plans with respect to this software, and is closely monitoring the progress of these vendors, service providers and connecting rail carriers. With respect to all other software, the Company believes there are sufficient alternatives available at a reasonable cost should existing software not be made year 2000 compliant. The Company has received year 2000 compliant upgrades for most software and believes that it will receive year 2000 compliance upgrades for most, if not all, remaining other software. Should upgrades not be available, the Company will acquire year 2000 compliant software with sufficient lead-time for implementation.

PART II.


Item 1.     Legal Proceedings

         As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1999, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 567 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.


Item 3.     Default Upon Senior Securities

         No default upon senior securities occurred during the three-month period ended September 30, 1999.


Item 4.     Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the three-month period ended September 30, 1999.


Item 6.     Exhibits and Reports on Form 8-K

          (a) An index to exhibits appears following the signature page to this report.

          (b) No reports on Form 8-K were filed during the three-month period ended September 30, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMONS TRANSPORTATION GROUP, INC.


Date:   November 12, 1999                   By:   /s/ Scott F. Ziegler
        -----------------                         --------------------
                                            Scott F. Ziegler
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (signing on behalf of the
                                            registrant as its duly
                                            authorized officer and its
                                            principal financial and
                                            accounting officer)

EXHIBITS

         The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                              Page in
Exhibit                                                                                     Sequentially
Number                                      Exhibit                                         Numbered Copy
------                                      -------                                         -------------
 3 (a)    Certificate of Incorporation for Emons Holdings, Inc. dated December 19, 1986
          (incorporated by reference from Emons Holdings, Inc. Report on Form 10-K for the
          year ended June 30, 1987, Exhibit Number 3 (a))                                        ---

 3 (b)    Certificate of Amendment of Certificate of Incorporation for Emons Holdings, Inc.
          dated September 26, 1989 (incorporated by reference from Emons Holdings, Inc.
          Report on Form 10-Q for the quarter ended September 30, 1989, Exhibit Number 3 (b))    ---

 3 (c)    Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended September 30,
          1989, Exhibit Number 3 (c))                                                            ---

 3 (d)    Certificate of Amendment of Certificate of Incorporation for Emons Holdings, Inc.
          dated November 18, 1993 (incorporated by reference from Emons Transportation Group,
          Inc. Report on Form 10-Q for the quarter ended December 31, 1993, Exhibit
          Number 3 (d))                                                                          ---

 3 (e)    Certificate of Amendment of Certificate of Incorporation for Emons Transportation
          Group, Inc. dated June 29, 1999  (incorporated by reference from Emons
          Transportation Group, Inc. Report on Form 10-K for the year ended June 30, 1999,
          Exhibit Number 3 (e))                                                                  ---

10 (a)    Asset Purchase Agreement dated November 25, 1998 between St. Lawrence & Atlantic
          Railroad (Quebec) Inc. and Canadian National Railway Company (incorporated by reference from Emons Transportation Group, Inc. Report on Form 8-K dated December
          23, 1998, Exhibit Number 10 (a))                                                       ---

10 (b)    Agreement of Merger dated as of April 25, 1999 between Emons Transportation Group,
          Inc. and NEWCO (incorporated by reference from Emons Transportation Group, Inc.
          Report on Form 10-K for the year ended June 30, 1999, Exhibit Number 10 (l))           ---

27        Financial Data Schedules                                                               ---