Form 10-Q
period 1999-12-31
EMONS TRANSPORTATION GROUP INC
filed 2000-02-11
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
     For Quarter Ended December 31, 1999     Commission File Number 0-5206
                       -----------------                            ------

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

       Delaware                                               23-2441662
       -----------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   96 South George Street, York, Pennsylvania       17401        717-771-1700
   --------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)   (Telephone No.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X            No  ___
                               -----

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes    X            No  ___
                               -----

  The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 1999 is as follows:

               Voting Common Stock                    7,856,274
                                                     -----------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,           June 30,
                                                                                       1999                  1999
                                                                                -----------------     -----------------
                                                                                   (unaudited)
      ASSETS
           Current Assets:
               Cash and cash equivalents                                        $      1,988,616      $      2,028,278
               Accounts receivable, net                                                3,409,113             2,967,742
               Materials and supplies                                                    351,740               149,815
               Prepaid expenses                                                          438,056               430,743
               Deferred income taxes                                                     812,000               812,000
                                                                                  ---------------       ---------------
                  Total current assets                                                 6,999,525             6,388,578
                                                                                  ---------------       ---------------

           Property, plant and equipment                                              40,960,217            39,201,960
               Less accumulated depreciation                                         (13,276,813)          (12,364,909)
                                                                                  ---------------       ---------------
                  Property, plant and equipment, net                                  27,683,404            26,837,051
                                                                                  ---------------       ---------------

           Deferred expenses and other assets                                            319,254               557,235
           Deferred income taxes                                                         597,000             1,243,000
                                                                                  ---------------       ---------------
      TOTAL ASSETS                                                              $     35,599,183      $     35,025,864
                                                                                  ===============       ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
               Current portion of long-term debt                                $        631,480      $        651,460
               Accounts payable                                                        1,715,937             1,089,133
               Accrued payroll and related expenses                                    1,459,064             1,998,594
               Other accrued expenses                                                  1,557,745             2,000,715
                                                                                  ---------------       ---------------
                  Total current liabilities                                            5,364,226             5,739,902

           Long-term debt                                                             14,167,470            14,212,926
           Other liabilities                                                             837,384               824,886
                                                                                  ---------------       ---------------
                  Total Liabilities                                                   20,369,080            20,777,714
                                                                                  ---------------       ---------------

           Stockholders' Equity:
               Common stock                                                               78,563                78,603
               Additional paid-in capital                                             23,592,947            23,625,471
               Deficit                                                                (8,204,647)           (9,164,191)
                                                                                  ---------------       ---------------
                                                                                      15,466,863            14,539,883
               Comprehensive income                                                       45,442                33,615
               Unearned compensation - restricted stock awards                          (282,202)             (325,348)
                                                                                  ---------------       ---------------
                  Total Stockholders' Equity                                          15,230,103            14,248,150
                                                                                  ---------------       ---------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     35,599,183      $     35,025,864
                                                                                  ===============       ===============

          See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                               December 31,                             December 31,
                                                     ---------------------------------      -------------------------------------
                                                          1999               1998                1999                  1998
                                                     --------------      -------------      ---------------      ----------------
    Operating revenues                             $     6,391,411     $    5,248,606     $     12,576,346     $      10,399,397

    Operating expenses:
      Cost of operations                                 4,275,672          3,602,608            8,411,575             6,972,246
      Selling and administrative                         1,043,434            916,410            1,956,867             1,784,865
                                                     --------------      -------------      ---------------      ----------------
          Total operating expenses                       5,319,106          4,519,018           10,368,442             8,757,111
                                                     --------------      -------------      ---------------      ----------------

    Income from operations                               1,072,305            729,588            2,207,904             1,642,286

    Other income (expense):
      Interest income                                       22,869             16,829               50,975                45,483
      Interest expense                                    (284,670)          (227,547)            (577,571)             (450,896)
      Other, net                                            31,015              6,013               40,236                 6,013
                                                     --------------      -------------      ---------------      ----------------
          Total other income (expense)                    (230,786)          (204,705)            (486,360)             (399,400)
                                                     --------------      -------------      ---------------      ----------------

    Income before income taxes                             841,519            524,883            1,721,544             1,242,886

    Provision for income taxes                             393,000            257,000              762,000               521,000
                                                     --------------      -------------      ---------------      ----------------

    Net income                                             448,519            267,883              959,544               721,886

    Preferred dividend requirements                            -               52,039                  -                 105,041
                                                     --------------      -------------      ---------------      ----------------

    Income applicable to common shareholders       $       448,519     $      215,844     $        959,544     $         616,845
                                                     ==============      =============      ===============      ================

    Weighted average number of common
      shares (Note 2):
          Basic                                          7,851,682          6,089,652            7,853,167             6,072,374
                                                     ==============      =============      ===============      ================
          Diluted                                        8,097,733          6,499,067            8,117,359             7,833,000
                                                     ==============      =============      ===============      ================

    Earnings per common share (Note 2):
          Basic                                    $          0.06     $         0.04     $           0.12     $            0.10
                                                     ==============      =============      ===============      ================
          Diluted                                  $          0.06     $         0.03     $           0.12     $            0.09
                                                     ==============      =============      ===============      ================


See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                                       Six Months Ended
                                                                                                         December 31,
                                                                                            --------------------------------------
                                                                                                 1999                   1998
                                                                                            ---------------       ----------------
      Cash flows from operating activities:
          Net income                                                                      $        959,544      $         721,886
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation                                                                    906,920                676,622
                   Amortization                                                                     72,759                 72,492
                   Gain on forgiveness of debt                                                     (92,446)               (85,590)
                   Change in deferred income taxes                                                 646,000                434,000
                   Changes in assets and liabilities:
                       Accounts receivable, materials and
                         supplies and prepaid expenses                                            (634,881)              (466,177)
                       Accounts payable and accrued expenses                                      (364,532)               369,379
                       Other assets and liabilities, net                                           212,892                153,103
                                                                                            ---------------       ----------------
      Net cash provided by operating activities                                                  1,706,256              1,875,715
                                                                                            ---------------       ----------------

      Cash flows from investing activities:
          Additions to property, plant and equipment                                            (1,636,689)            (1,548,555)
          Investment in acquired rail properties                                                       -               (4,802,709)
                                                                                            ---------------       ----------------
      Net cash used in investing activities                                                     (1,636,689)            (6,351,264)
                                                                                            ---------------       ----------------

      Cash flows from financing activities:
          Proceeds from issuance of long-term debt                                                 110,547              6,302,098
          Borrowings from long-term debt                                                         1,334,000                    -
          Reduction in long-term debt                                                           (1,506,666)            (2,453,683)
          Debt issuance costs                                                                          -                 (203,628)
          Preferred stock conversion costs                                                         (21,486)                   -
                                                                                            ---------------       ----------------
      Net cash (used in) provided by financing activities                                          (83,605)             3,644,787
                                                                                            ---------------       ----------------
      Effect of exchange rate changes on cash                                                      (25,624)                  (891)
                                                                                            ---------------       ----------------

      Net decrease in cash and cash equivalents                                                    (39,662)              (831,653)

      Cash and cash equivalents at beginning of period                                           2,028,278              2,677,004
                                                                                            ---------------       ----------------
      Cash and cash equivalents at end of period                                          $      1,988,616      $       1,845,351
                                                                                            ===============       ================

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six Months Ended December 31, 1999
                                  (unaudited)

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

Note 2. Earnings Per Share

     Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period. Diluted earnings per share for the three-month period ended December 31, 1998 does not include the conversion of preferred stock because the effect of such inclusion would be anti-dilutive.

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

     Earnings per share amounts are computed as follows:

                                                     For the three months ended December 31,
                                          ------------------------------------------------------------
                                                      1999                            1998
                                          ------------------------------  ----------------------------
                                            Income     Shares     EPS       Income     Shares     EPS
                                            ------     ------     ---       ------     ------     ---

Net Income                                  $448,519                       $267,883
   Less: Preferred dividend
     requirements                                  -                        (52,039)
                                            --------                       --------

Basic EPS
   Income applicable to
     common shareholders                    $448,519  7,851,682  $0.06     $215,844   6,089,652  $0.04
                                                                 =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                      -    246,051                   -     409,415
   Convertible preferred stock                     -          -                   -           -
                                            --------  ---------            --------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                            $448,519  8,097,733  $0.06     $215,844   6,499,067  $0.03
                                            ========  =========  =====     ========   =========  =====

                                                      For the six months ended December 31,
                                           -----------------------------------------------------------
                                                      1999                            1998
                                           ------------------------------  ---------------------------
                                            Income     Shares     EPS       Income     Shares     EPS
                                            ------     ------     ---       ------     ------     ---
Net Income                                  $959,544                      $ 721,886
   Less: Preferred dividend
     requirements                                  -                       (105,041)
                                            --------                      ---------

Basic EPS
   Income applicable to
     common shareholders                    $959,544  7,853,167  $0.12    $ 616,845   6,072,374  $0.10
                                                                 =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                      -    264,192                   -     410,101
   Convertible preferred stock                     -          -             105,041   1,350,525
                                            --------  ---------           ---------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                            $959,544  8,117,359  $0.12    $ 721,886   7,833,000  $0.09
                                            ========  =========  =====    =========   =========  =====

Note 3. Comprehensive Income

     Comprehensive income for the three and six-month periods ended December 31, 1999 and 1998 is as follows:

                                     Three months ended          Six months ended
                                        December 31,               December 31,
                                   ------------------------   ----------------------
                                      1999        1998           1999        1998
                                      ----        ----           ----        ----
Net Income                          $ 448,519   $ 267,883      $ 959,544   $ 721,886
Other comprehensive
  income, net of tax
    Foreign currency
      translation adjustment
                                       21,892      (1,000)        11,827      (1,000)
                                      -------     -------        -------     -------

Total comprehensive income          $ 470,411   $ 266,883      $ 971,371   $ 720,886
                                      =======     =======        =======     =======

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

     As of December 31, 1999, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 558 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 553 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has not exhausted insurance coverage in any policy year. During the period July 1, 1999 to December 31, 1999, nine new actions were commenced in which Industries was named as a defendant and 20 lawsuits were settled or dismissed at no liability to Industries. As of December 31, 1999, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company are subject to dismissal. Counsel for these plaintiffs have brought appeals regarding such dismissals and, as a result, these cases have not yet been finally adjudicated.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of December 31, 1999:

                                                              Number of
                 State                  Court                   Cases
                 -----                  -----                   -----

        California               Los Angeles County                 1
                                 San Francisco County               4

        New York                 New York County                  347

        Ohio                     Cuyahoga County                  114
                                 Summit County                     80

        Pennsylvania             Philadelphia County               11

        Texas                    Travis County                      1

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

     Environmental Liability
     -----------------------

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") (which was merged into York Railway Company on December 1, 1999 - see
Note 4) discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

     Railroad Industry Consolidation
     -------------------------------

     The consolidations involving certain Class I Railroads that routinely interchange traffic with the Company's railroads have recently been completed. Consolidated Rail Corporation, which previously interchanged traffic with the Company's Pennsylvania rail operations, was divided and acquired by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX") effective June 1, 1999. The Company has experienced a reduction in business levels as a result of service disruptions caused by CSX's and NS's implementation of the merger. The Company cannot currently predict how long such service disruptions will persist or what the total impact of such service disruptions may have on its results of operations. In addition, the Canadian National Railway Company ("CN"), which interchanges traffic with the Company's St. Lawrence & Atlantic Railroad ("SLR"), completed the acquisition of the Illinois Central Railroad on July 1, 1999.

     On December 20, 1999, CN announced its intentions to merge with the Burlington Northern Santa Fe Corporation ("BNSF"), thereby creating North America's largest railroad. The merger is subject to shareholder approval of both companies, and regulatory approval which is expected to be obtained by mid 2001. The merger of CN and BNSF will create an extensive single-line network across Canada and the central and western United States, and will provide SLR and the Company's St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") with single-line access to the western United States. Single-line service is generally more efficient than service through multiple carriers for two primary reasons. First, single-line access generally provides for shorter transit times since railcars do not have to be interchanged with other rail carriers. Second, single-line service is generally more cost effective since only one railroad handles the traffic and receives revenues for providing rail services.

     While the Company does not anticipate any significant long-term negative impact as a result of these consolidations, and believes that they will create additional long-term opportunities for its railroad operations, there can be no assurance that these consolidations will not have an unfavorable impact on the Company's railroad operations.

Note 5.  New Accounting Pronouncement

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

Note 6. Subsequent Events

     In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines for an aggregated consideration of $691,000, and reserved its right to submit a bid for the purchase of the remaining two leased lines.

     On February 6, 2000, 18 cars derailed on the Company's St. Lawrence & Atlantic Railroad (Quebec). As of the date of this report, the Company does not have an estimate of the total cost of this derailment. However, the Company does not anticipate that the costs to the Company, in excess of insurance coverage and existing reserves, will have a material impact on its financial position or results of operations.

Note 7. Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     General

     On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway ("CN"). The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement. The Company also acquired 10 locomotives, maintenance of way and other equipment, and materials and supplies in connection with the acquisition, and subsequently acquired one and leased two additional locomotives for these operations.

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

     On December 1, 1999, the Company merged its two railroad subsidiaries located in the York, Pennsylvania area, the Maryland and Pennsylvania Railroad Company ("MPA") and Yorkrail, Inc. ("YKR"), into a new company, York Railway Company ("YRC"). MPA and YKR, which operate in the same geographic area and actually meet or cross at several locations, were merged in order to provide better service and more efficiently meet customers' needs. For comparability, car count information included in Management's Discussion and Analysis has been adjusted for all periods prior to the merger to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

     Liquidity and Capital Resources

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $5,398,000 and $4,996,000 at December 31, 1999 and June 30, 1999, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of December 31, 1999, the Company had no borrowings under the working capital facility and had approximately $1.77 million available in accordance with the facility's eligibility criteria. As of December 31, 1999, the Company prepaid $1,166,000 of its Revolving Term Loan, which is also available for future borrowings. The

Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations. The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities and future acquisitions. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

     The Company's cash and cash equivalents decreased $40,000 for the six months ended December 31, 1999. The net decrease includes $1,706,000 of cash provided by operations, offset by $1,637,000 of capital investments, a $62,000 net reduction in long-term debt, $21,000 of additional costs incurred in conjunction with the exchange of the Company's Convertible Preferred Stock into Common Stock which took place in June 1999, and a $26,000 exchange rate impact relating to SLQ operations.

     The Company generated $1,706,000 of cash from operations for the six months ended December 31, 1999, as compared to $1,876,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $674,000 from $1,819,000 for the six months ended December 31, 1998 to $2,493,000 for the six months ended December 31, 1999, as a result of improved operating performance in the current year. Cash used by changes in assets and liabilities aggregated $787,000 for the first six months of fiscal 2000, primarily as a result of an increase in accounts receivable in conjunction with state funded capital projects, and a decrease in accrued expenses as a result of payments under fiscal 1999 profit sharing and incentive compensation plans.

     The Company invested $1,637,000 in capital expenditures during the first six months of fiscal 2000, including $1,236,000 of investments in railroad track structures (net of $238,000 of government grants), a $199,000 investment in the construction of a bulk transload facility for the Company's logistics operations in York, Pennsylvania (net of $449,000 of grants from the state of Pennsylvania), and $202,000 of other capital investments. Approximately $600,000 of the investment in railroad track structures relates to improvements to SLQ's track infrastructure, a large portion of which was contemplated in connection with the acquisition of SLQ. As of December 31, 1999, the Company currently had approximately $275,000 of government grants and approximately $100,000 of government funding under no interest loan programs available for future track rehabilitation projects and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the state of Pennsylvania for the construction of a bulk transload facility for the Company's logistics operations in York, Pennsylvania. The Company commenced construction of this $1.5 million facility in October 1999, and the facility was operational by December 31, 1999. Completion of the bulk transload facility, which consists principally of paving, is expected to take place in the spring of 2000. As of December 31, 1999, the Company had approximately $314,000 of grant money available from the state of Pennsylvania for completion of the facility. In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines for an aggregated consideration of $691,000, and reserved its right to submit a bid for the purchase of the remaining two leased lines. The Company does not believe that the loss of business from the remaining two leased lines would have a material impact on its results of operations. The Company has no other material commitments for capital expenditures.

     The Company's net long-term debt obligations decreased $62,000 during the six-month period ended December 31, 1999, including $1,507,000 of required debt repayments, partially offset by a $1,334,000 draw on the Revolving Term Loan and $111,000 of borrowings under government no interest loan track rehabilitation programs.

      Analysis of operations for the three months ended December 31, 1999 compared to the three months ended December 31, 1998

                             Results of Operations
                             ---------------------

     The Company generated net income of $449,000 for the three-month period ended December 31, 1999, as compared to net income of $268,000 for the three-month period ended December 31, 1998. Income before income taxes increased $317,000, or 60%, from $525,000 for the quarter ended December 31, 1998, to $842,000 for the corresponding quarter in the current year. Operating revenues increased $1,142,000, operating expenses increased $800,000, interest and other non-operating income increased $32,000, interest expense increased $57,000, and the provision for income taxes increased $136,000 over the prior year quarter. The prior year quarter ended December 31, 1998 includes $156,000 of start-up expenses associated with the acquisition and first month of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income before income taxes increased $161,000, or 24%.

                                   Revenues
                                   --------

     Operating revenues increased $1,142,000, or 22%, from $5,249,000 for the three-month period ended December 31, 1998 to $6,391,000 for the three-month period ended December 31, 1999. SLQ generated $1,291,000 of operating revenues for the three-month period ended December 31, 1999 as compared to $378,000 of operating revenues for the one-month period ended December 31, 1998. Excluding SLQ, operating revenues increased $229,000, or 4.7%, consisting of a $352,000 increase in freight and haulage revenues (excluding intermodal freight), a $23,000 increase in intermodal freight and handling revenues, and a $43,000 increase in logistics revenues, partially offset by a $189,000 decrease in other operating revenues.

     Freight and haulage revenues (excluding intermodal freight) increased $1,018,000, or 26%, consisting of a 44% increase in the number of carloads handled, partially offset by a 12.5% decrease in average revenues per carload. Total traffic handled increased approximately 5,100 carloads from 11,650 for the quarter ended December 31, 1998 to 16,750 for the quarter ended December 31, 1999. Traffic for the quarters ended December 31, 1999 and December 31, 1998 includes approximately 4,800 and 1,650 overhead carloads on SLQ, respectively, delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding SLQ, which accounted for $947,000 of freight and haulage revenues in the second quarter of fiscal 2000 as compared to $281,000 of freight and haulage revenues for its first month of operations in the second quarter of fiscal 1999, freight and haulage revenues increased $352,000, or 9.5%, while traffic increased approximately 750 carloads, or 8%. Freight and haulage revenues on SLR operations in New England decreased $95,000 and traffic decreased approximately 350 carloads, while freight and haulage revenues on Pennsylvania operations increased $447,000 and traffic increased 1,100 carloads.

     The 350 carload decrease in SLR traffic is attributable to a decrease of approximately 400 paper-related carloads resulting from a variety of reasons, including problems associated with NS's and CSX's implementation of the Conrail merger, approximately 140 carloads of one-time shipments of cement last year that did not recur this year, and a decrease of 150 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 160 additional carloads to an on-line liquid propane gas distributor, 140 additional salt carloads, and a variety of less significant increases in business.

     Freight and haulage revenues for Pennsylvania rail operations increased $447,000 and traffic handled increased 1,100 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to 550 additional agricultural carloads due to local drought conditions last year, 300 additional coal carloads as a result of timing of shipments, and other less significant increases in business.

     The 12.5% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding SLQ, average revenues per carload increased 1.4% as a result of mix of business and price adjustments.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, increased $23,000, or 11.5%, from $197,000 for the three months ended December 31, 1998 to $220,000 for the corresponding period in the current year. Intermodal volume increased 250 trailers and containers, or 11%, from 2,300 trailers and containers for the second quarter of the prior year to 2,550 trailers and containers for the second quarter of the current year. Intermodal freight revenues generated by SLQ aggregated $80,000 for the second quarter of fiscal 2000 as compared to $17,000 for its first month of operations in the second quarter of fiscal 1999. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is cautiously optimistic that this business will result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, increased $43,000, or 39.5%, from $109,000 for the three months ended December 31, 1998 to $152,000 for the three months ended December 31, 1999. The number of railcars handled increased 26%, primarily as a result of additional canned goods business.

     Excluding SLQ, other operating revenues decreased $189,000 from the prior year, primarily as a result of $82,000 of third party track work revenues in the prior year and $78,000 of one time blocking revenues from CN in the prior year. SLQ generated $264,000 of other operating revenues in the current year, including blocking fees and trackage rights revenues, as compared to $80,000 of other operating revenues for one month of operations in the prior year.

                                   Expenses
                                   --------

     Operating expenses increased $800,000, or 17.5%, from $4,519,000 for the three-month period ended December 31, 1998 to $5,319,000 for the three-month period ended December 31, 1999. The increase consists of $673,000 additional cost of operations and $127,000 additional selling and administrative expenses. Excluding SLQ, operating expenses increased $329,000, or 8%. This $329,000 increase includes additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

     Cost of operations increased $673,000, or 19%, from $3,603,000 for the three months ended December 31, 1998 to $4,276,000 for the corresponding three months in the current year. Cost of operations for the current quarter includes $785,000 of SLQ operating expenses as compared to $307,000 of operating expenses for one month of operations in the same quarter in the prior year, which includes $126,000 of start-up expenses associated with the acquisition of SLQ. Excluding SLQ, cost of operations increased $195,000, including $139,000 additional railroad operating expenses, $3,000 additional intermodal operating expenses, $50,000 additional logistics operating expenses, and $3,000 additional other operating expenses.

     Railroad operating expenses increased $611,000 for the quarter ended December 31, 1999 as compared to the corresponding quarter in the prior year. Excluding SLQ, railroad operating expenses increased $139,000, consisting of a $61,000 increase in SLR expenses in New England and a $78,000 increase in expenses for Pennsylvania rail operations.

     The $61,000 net increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine. Locomotive maintenance expenses, which include three months of SLQ operations in the second quarter of fiscal 2000 as compared to one month of operations in the second quarter of the prior year, increased $138,000 as a result of the addition of locomotive maintenance personnel and additional repair and maintenance expenses incurred to maintain the 13 locomotives acquired or leased in conjunction with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ, and fuel costs increased as a result of an increase in fuel prices over the prior year. These increases in SLR's railroad operating costs were partially offset by a decrease in fuel oil transload fees as a result of the loss of a local oil move due to the customer converting from fuel oil to natural gas, a reduction in maintenance of way costs as a result of track projects performed on behalf of third parties in the prior year for which SLR received revenues, and a reduction of costs to perform one time blocking services for CN for the period September through December 1998 for which SLR received blocking fees.

     The $78,000 net increase in railroad operating costs for Pennsylvania rail operations includes additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in the prior year quarter, and additional fuel costs as a result of an increase in fuel prices over the prior year.

     Rail intermodal operating expenses increased $3,000, from $114,000 for the prior year quarter to $117,000 for the current year quarter, as a result of the 11% increase in the number of trailers and containers handled.

     Logistics operating expenses increased $50,000, from $147,000 for the second quarter of fiscal 1999 to $197,000 for the second quarter of the current year as a result of a 26% increase in the number of railcars handled and additional truck brokering expenses associated with the increase in canned goods business.

     Selling and administrative expenses increased $127,000, or 14%, from $916,000 for the quarter ended December 31, 1998 to $1,043,000 for the quarter ended December 31, 1999. Excluding SLQ, selling and administrative expenses increased $134,000, or 15%. Selling and administrative expenses for the current year quarter include $70,000 of additional professional fees in conjunction with the pursuit of the Company's strategic growth plan, costs incurred to develop the Company's new web site which was released in December 1999, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. SLQ selling and administrative expenses aggregated $34,000 in the second quarter of the current year, including the addition of a sales person at the beginning of the year, as compared to $41,000 for the first month of operations in the prior year, which includes $30,000 of start-up expenses associated with the acquisition of SLQ.

     Interest expense increased $57,000 for the three months ended December 31, 1999 as compared to the corresponding period in the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments and additional temporary prepayments of the Revolving Term Loan.

     The provision for income taxes increased $136,000, from $257,000 for the quarter ended December 31, 1998 to $393,000 for the quarter ended December 31, 1999. The provision for income taxes for the second quarters of both fiscal 2000 and fiscal 1999 includes $334,000 and $220,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

       Analysis of operations for the six months ended December 31, 1999 compared to the six months ended December 31, 1998

                             Results of Operations
                             ---------------------

     The Company generated net income of $960,000 for the six-month period ended December 31, 1999, as compared to net income of $722,000 for the six-month period ended December 31, 1998. Income before income taxes increased $479,000, or 38.5%, from $1,243,000 for the six months ended December 31, 1998, to $1,722,000 for the corresponding period in the current year. Operating revenues increased $2,177,000, operating expenses increased $1,611,000, interest and other non-operating income increased $40,000, interest expense increased $127,000, and the provision for income taxes increased $241,000 over the prior year. The prior year six-month period ended December 31, 1998 includes $156,000 of start-up expenses associated with the acquisition and first month of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income before income taxes increased $323,000, or 23%.

                                   Revenues
                                   --------

     Operating revenues increased $2,177,000, or 21%, from $10,399,000 for the six-month period ended December 31, 1998 to $12,576,000 for the six-month period ended December 31, 1999. SLQ generated $2,571,000 of operating revenues in the first six months of fiscal 2000 as compared to $378,000 for the first month of operations in fiscal 1999. Excluding SLQ, operating revenues decreased slightly by $16,000, consisting of a $282,000 increase in freight and haulage revenues (excluding intermodal freight), a $19,000 increase in intermodal freight and handling revenues, and a $32,000 increase in logistics revenues, offset by a $349,000 decrease in other operating revenues.

     Freight and haulage revenues (excluding intermodal freight) increased $1,892,000, or 24%, consisting of a 51% increase in the number of carloads handled, partially offset by a 17.5% decrease in average revenues per carload. Total traffic handled increased approximately 11,100 carloads from 21,800 for the first six months of fiscal 1999 to 32,900 for the first six months of the current year. Traffic for the first six months of fiscal 2000 and 1999 includes approximately 9,500 and 1,650 overhead carloads on SLQ, respectively, delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding SLQ, which accounted for $1,891,000 of freight and haulage revenues in the first six months of fiscal 2000 as compared to $281,000 for its first month of operations in the same period in the prior year, freight and haulage revenues increased $282,000, or 4%, while traffic increased approximately 350 carloads, or 2%. Freight and haulage revenues on SLR operations in New England decreased $277,000 and traffic decreased approximately 800 carloads, while freight and haulage revenues on Pennsylvania operations increased $559,000 and traffic increased 1,150 carloads.

     The 800 carload decrease in SLR traffic is attributable to a decrease of approximately 425 paper-related carloads resulting from a variety of reasons, including problems associated with NS's and CSX's implementation of the Conrail merger, approximately 535 carloads of one-time shipments of pipe and cement last year that did not recur this year, a decrease of over 300 overhead agricultural carloads as a result of a late harvest and car supply problems, and a decrease of 250 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 250 additional salt carloads, 235 additional carloads attributable to two new on-line paper warehouses added over the past year, 180 additional carloads to an on-line liquid propane gas distributor, and a variety of less significant increases in business.

     Freight and haulage revenues for Pennsylvania rail operations increased $559,000 and traffic handled increased 1,150 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to 900 additional agricultural carloads due to local drought conditions last year, 200 additional coal carloads as a result of timing of shipments, 135 carloads for a new customer, Goodyear Tire & Rubber Company, which completed construction of an on-line regional distribution center and commenced operations in June 1999, and other less significant increases in business. These increases were offset by a number of decreases attributable to problems caused by the Conrail merger, including business lost to truck during the first six months of the current year.

     The 17.5% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding SLQ, average revenues per carload increased 2% as a result of mix of business and price adjustments.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, increased $19,000, or 4%, from $446,000 for the six months ended December 31, 1998 to $465,000 for the first six months of the current year. Intermodal volume increased 225 trailers and containers, or 4%, from 5,175 trailers and containers for the first six months of the prior year to 5,400 trailers and containers for the first six months of the current year. Intermodal freight revenues generated by SLQ aggregated $168,000 for the first half of fiscal 2000 as compared to $17,000 for its first month of operations in the same period in the prior year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is cautiously optimistic that this business will result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, increased $32,000, or 13.5%, from $236,000 for the six months ended December 31, 1998 to $268,000 for the six months ended December 31, 1999, despite a slight decrease in the number of railcars handled. The increase in revenues is attributable to additional canned goods business, which includes truck brokerage revenues, partially offset by a greater carload reduction in business from an agricultural bulk transfer customer, at lower average rates per carload, due to unfavorable commodity pricing for one of the products handled by this customer.

     Excluding SLQ, other operating revenues decreased $349,000 from the prior year, primarily as a result of a $163,000 decrease in demurrage revenues, $108,000 of one-time blocking revenues from CN in the prior year, and $107,000 of third party track work revenues in the prior year, partially offset by less significant increases in other operating revenues. The decrease in demurrage revenues is partly attributable to demurrage associated with a one-time pipe move for a gas line project in New England in the prior year, and partly to a reduction in business for a printing customer in Pennsylvania which normally generates substantial demurrage revenues. SLQ generated $512,000 of other operating revenues in the current year, including blocking fees and trackage rights revenues, as compared to $80,000 of other operating revenues for one month of operations in the prior year.

                                    Expenses
                                    --------

     Operating expenses increased $1,611,000, or 18.5%, from $8,757,000 for the six-month period ended December 31, 1998 to $10,368,000 for the six-month period ended December 31, 1999. The increase consists of $1,439,000 additional cost of operations and $172,000 additional selling and administrative expenses. Excluding SLQ, operating expenses increased $408,000, or 5%. This $408,000 increase includes additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

     Cost of operations increased $1,439,000, or 20.5%, from $6,972,000 for the six months ended December 31, 1998 to $8,411,000 for the corresponding six months in the current year. Cost of operations for the current year includes $1,464,000 of SLQ operating expenses as compared to $307,000 of operating expenses for one month of operations in the prior year, which includes $126,000 of start-up expenses associated with the acquisition of SLQ. Excluding SLQ, cost of operations increased $282,000, including $254,000 additional railroad operating expenses and $56,000 additional logistics operating expenses, partially offset by a $24,000 decrease in intermodal operating expenses and a $4,000 decrease in other operating expenses.

     Railroad operating expenses increased $1,395,000 for the six months ended December 31, 1999 as compared to the corresponding period in the prior year. Excluding SLQ, railroad operating expenses increased $254,000, consisting of a $284,000 increase in SLR expenses in New England partially offset by a $30,000 decrease in expenses for Pennsylvania rail operations.

     The $284,000 net increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine. Locomotive maintenance expenses, which include six months of SLQ operations in fiscal 2000 as compared to one month of operations in the prior year, increased $328,000 as a result of the addition of locomotive maintenance personnel and additional repair and maintenance expenses incurred to maintain the 13 locomotives acquired or leased in conjunction with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ, and fuel costs increased as a result of an increase in fuel prices over the prior year. These increases in SLR's railroad operating costs were partially offset by a decrease in fuel oil transload fees as a result of the loss of a local oil move due to the customer converting from fuel oil to natural gas, a reduction in maintenance of way costs as a result of track projects performed on behalf of third parties in the prior year for which SLR received revenues, and a reduction of costs to perform one time blocking services for CN for the period September through December 1998 for which SLR received blocking fees.

     The $30,000 net decrease in railroad operating costs for Pennsylvania rail operations includes a reduction in car hire expense of approximately $83,000 in conjunction with a corresponding decrease in demurrage revenues and a decrease in the provision for derailments and accidents of over $100,000 as a result of more favorable experience in the current year as compared to the prior year. These decreases were partially offset by additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in the prior year, and additional fuel costs as a result of an increase in fuel prices over the prior year.

     Rail intermodal operating expenses decreased $24,000, from $236,000 for the prior year to $212,000 for the current year, despite a 4% increase in the number of trailers and containers handled. This difference is primarily attributable to the favorable settlement in the current year of a previously accrued loss and damage claim. Excluding the impact of this settlement, intermodal operating expenses increased slightly over the prior year.

     Logistics operating expenses increased $56,000, from $301,000 for the first six months of fiscal 1999 to $357,000 for the first six months of the current year despite a slight decrease in the number of railcars handled as a result of mix of business. The increase is attributable to additional truck brokering expenses associated with the increase in canned goods business.

     Selling and administrative expenses increased $172,000, or 9.5%, from $1,785,000 for the six months ended December 31, 1998 to $1,957,000 for the six months ended December 31, 1999. Excluding SLQ, selling and administrative expenses increased $126,000, or 7%. Selling and administrative expenses for the current year include approximately $75,000 of additional professional fees in conjunction with the pursuit of the Company's strategic growth plan, costs incurred to develop the Company's new web site which was released in December 1999, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. These increases were partially offset by a reduction in the provision for profit sharing and incentive compensation plans as a result of the extraordinary improvement in results in the first six months of fiscal 1999. SLQ selling and administrative expenses aggregated $87,000 in the current year, including the addition of a sales person at the beginning of the year, as compared to $41,000 for the first month of operations in the prior year, which includes $30,000 of start-up expenses associated with the acquisition of SLQ.

     Interest expense increased $127,000 for the six months ended December 31, 1999 as compared to the corresponding period in the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments and additional temporary prepayments of the Revolving Term Loan.

     The provision for income taxes increased $241,000, from $521,000 for the first six months of fiscal 1999 to $762,000 for the first six months of the current fiscal year. The effective tax rate increased from 41.9% for the prior year to 44.3% for the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the first six months of both fiscal 2000 and fiscal 1999 includes $646,000 and $442,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


     Year 2000 Compliance Issues

               Status of the Company's Year 2000 Compliance Issues
               ---------------------------------------------------

     The Company has evaluated its risks with respect to year 2000 compliance issues and the impact on its information systems and operations, and has developed and implemented its year 2000 compliance plan. As of the date of this report, the Company has not experienced any serious problems as a result of year 2000 compliance issues.

     The significant risk areas identified in the development of the Company's year 2000 compliance plan include third-party software utilized in-house by the Company on its own information systems, value-added networks, outside service providers and information systems utilized by the Company's primary connecting rail carriers. The Company does not utilize any internally developed software that is significant to its operations. The status of the Company's year 2000 compliance plan is as follows:

1.   Third-party Software - The Company's critical third-party software utilized
     --------------------
     in-house consists of its railcar accounting, interline settlement and general ledger systems. As of the date of this report, the Company has not encountered any serious problems with respect to any significant third-party software.

2.   Value-added Networks - The Company utilizes a value-added network in its
     --------------------
     EDI communications with other rail carriers. As of the date of this report, the Company has not experienced any serious year 2000 compliance issues with respect to its EDI communications.

3.   Outside Service Providers - The Company utilizes outside service providers
     -------------------------
     for certain critical railroad accounting functions including car hire accounting, and rail communications through Railinc. As of the date of this report, the Company has not experienced any serious year 2000 compliance problems with respect to any of its outside service providers.

4.   Connecting Rail Carriers - The Company regularly exchanges information with
     ------------------------
     each of its primary connecting rail carriers via EDI transmissions. As of the date of this report, the Company has not experienced any serious year 2000 difficulties with respect to communications with its connecting rail carriers.

     In addition, the Company has not encountered any serious year 2000 compliance problems with any significant hardware utilized in its operations.

                                Contingency Plans
                                -----------------

     While the Company has not experienced any serious problems as of the date of this report with respect to year 2000 compliance issues, there can be no assurance that such problems will not arise in the future. Since the Company's continued successful transition into the year 2000 is heavily dependent upon the successful transition of its third-party vendors, value-added networks, outside service providers and connecting rail carriers, a significant portion of the Company's year 2000 compliance plan is largely outside of the Company's control.

     The Company's contingency plans are segregated into two groups of software, industry specific software and all other software. With respect to industry specific software, which includes third-party software utilized in-house by the Company, software provided by outside service providers, and software utilized by the Company's primary connecting rail carriers, the Company does not have a variety of alternatives available. As a result, the Company is heavily reliant upon these vendors, service providers and connecting rail carriers to continue to meet their year 2000 compliance commitments. The Company does not currently have any contingency plans with respect to this software, and is closely monitoring the continued successful operation of this software. With respect to all other software, the Company believes there are sufficient alternatives available at a reasonable cost should any serious year 2000 compliance problems arise with respect to existing software.

                        Costs to Address Year 2000 Issues
                        ---------------------------------

     The Company has not incurred any material costs as of the date of this report in conjunction with the implementation of its year 2000 compliance plan.


Item 3. Quantitative and Qualitative Disclosure about Market Risk

     None.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1999, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 558 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

Item 2. Changes in Securities

     None.

Item 3. Default Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on November 18, 1999. Proposals presented for a stockholder vote were (a) the election of members of the Company's Board of Directors, and (b) the ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending June 30, 2000.

     (a) Each of the following directors nominated by the Company were elected to serve in such capacity until their respective successors are elected and qualified, with the following voting results:

                                                          Withhold
                 Director                   For           Authority
                 --------                   ---           ---------

            Michael J. Blake             6,764,354          35,777

            Robert Grossman              5,988,517         811,614

            Kimberly A. Madigan          6,718,185          81,946

            Robert J. Smallacombe        6,713,579          86,552

            Alfred P. Smith              6,715,395          84,736

            Dean H. Wise                 6,718,168          81,963

            Scott F. Ziegler             6,192,045         608,086

     (b) The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending June 30, 2000 was approved with the following results:

                                           For     Against  Abstentions
                                           ---     -------  -----------
Ratification of Arthur Andersen
   LLP to serve as the Company's
   independent auditors for the
   fiscal year ending June 30, 2000     6,769,831   11,898     18,402

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) An index to exhibits appears following the signature page to this report.

     (b) No reports on Form 8-K were filed during the three-month period ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMONS TRANSPORTATION GROUP, INC.


Date:  February 11, 2000            By:   /s/Scott F. Ziegler
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