Form 10-Q
period 2000-03-31
EMONS TRANSPORTATION GROUP INC
filed 2000-05-12
CIK 32666

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
       For Quarter Ended March 31, 2000     Commission File Number 0-5206
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

                          Yes    X            No  ___
                               -----

     The number of shares of each class of common stock of the registrant issued and outstanding as of March 31, 2000 is as follows:

               Voting Common Stock                    7,565,324
                                                      ---------

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

              EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,               June 30,
                                                                                      2000                    1999
                                                                                   ------------          ------------
                                                                                   (unaudited)
ASSETS
        Current Assets:
                Cash and cash equivalents                                          $  1,507,327          $  2,028,278
                Accounts receivable, net                                              3,443,597             2,967,742
                Materials and supplies                                                  355,433               149,815
                Prepaid expenses                                                        427,907               430,743
                Deferred income taxes                                                   812,000               812,000
                                                                                   ------------          ------------
                        Total current assets                                          6,546,264             6,388,578
                                                                                   ------------          ------------

        Property, plant and equipment                                                41,234,787            39,201,960
                Less accumulated depreciation                                       (13,720,830)          (12,364,909)
                                                                                   ------------          ------------
                        Property, plant and equipment, net                           27,513,957            26,837,051
                                                                                   ------------          ------------

        Deferred expenses and other assets                                              209,720               557,235
        Deferred income taxes                                                           383,500             1,243,000
                                                                                   ------------          ------------
TOTAL ASSETS                                                                       $ 34,653,441          $ 35,025,864
                                                                                   ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
                Current portion of long-term debt                                  $    567,752          $    651,460
                Accounts payable                                                      1,436,359             1,089,133
                Accrued payroll and related expenses                                  1,549,982             1,998,594
                Other accrued expenses                                                1,638,796             2,000,715
                                                                                   ------------          ------------
                        Total current liabilities                                     5,192,889             5,739,902

        Long-term debt                                                               13,802,146            14,212,926
        Other liabilities                                                               843,634               824,886
                                                                                   ------------          ------------
                        Total Liabilities                                            19,838,669            20,777,714
                                                                                   ------------          ------------
        Stockholders' Equity:
                Common stock                                                             78,758                78,603
                Additional paid-in capital                                           23,630,689            23,625,471
                Deficit                                                              (8,127,477)           (9,164,191)
                                                                                   ------------          ------------
                                                                                     15,581,970            14,539,883
                Treasury stock, at cost                                                (506,481)                  --
                Comprehensive income                                                     42,322                33,615
                Unearned compensation - restricted stock awards                        (303,039)             (325,348)
                                                                                   ------------          ------------
                        Total Stockholders' Equity                                   14,814,772            14,248,150
                                                                                   ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $34,653,441           $35,025,864
                                                                                   ============          ============

See accompanying notes to consolidated financial statements.


                                            EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 (unaudited)


                                                            Three Months Ended                        Nine Months Ended
                                                                 March 31,                                March 31,
                                                     ---------------------------------      -------------------------------------
                                                          2000               1999                2000                  1999
                                                     --------------      -------------      ---------------      ----------------
 Operating revenues                                $     6,245,268     $    6,229,741     $     18,821,614     $      16,629,138

 Operating expenses:
   Cost of operations                                    4,628,118          4,341,338           13,039,693            11,313,584
   Selling and administrative                            1,031,776          1,012,145            2,988,643             2,797,010
                                                     --------------      -------------      ---------------      ----------------
       Total operating expenses                          5,659,894          5,353,483           16,028,336            14,110,594
                                                     --------------      -------------      ---------------      ----------------

 Income from operations                                    585,374            876,258            2,793,278             2,518,544

 Other income (expense):
   Interest income                                          23,570             24,234               74,545                69,717
   Interest expense                                       (282,307)          (304,437)            (859,878)             (755,333)
   Other, net                                              (21,467)             6,267               18,769                12,280
                                                     --------------      -------------      ---------------      ----------------
       Total other income (expense)                       (280,204)          (273,936)            (766,564)             (673,336)
                                                     --------------      -------------      ---------------      ----------------

 Income before income taxes                                305,170            602,322            2,026,714             1,845,208

 Provision for income taxes                                228,000            231,000              990,000               752,000
                                                     --------------      -------------      ---------------      ----------------

 Net income                                                 77,170            371,322            1,036,714             1,093,208

 Preferred dividend requirements                                 -             51,994                    -               157,042
                                                     --------------      -------------      ---------------      ----------------

 Income applicable to common shareholders          $        77,170     $      319,328     $      1,036,714     $         936,166
                                                     ==============      =============      ===============      ================

 Weighted average number of common shares (Note 2):
       Basic                                             7,779,193          6,104,155            7,828,688             6,083,485
                                                     ==============      =============      ===============      ================

       Diluted                                           8,038,609          7,813,149            8,086,256             7,841,517
                                                     ==============      =============      ===============      ================

 Earnings per common share (Note 2):
       Basic                                       $          0.01     $         0.05     $           0.13     $            0.15
                                                     ==============      =============      ===============      ================

       Diluted                                     $          0.01     $         0.05     $           0.13     $            0.14
                                                     ==============      =============      ===============      ================

 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                      Nine Months Ended
                                                                          March 31,
                                                            --------------------------------------
                                                                  2000                  1999
                                                            ----------------       ---------------
 Cash flows from operating activities:
      Net income                                          $       1,036,714      $      1,093,208
          Adjustments to reconcile net income to net
            cash provided by operating activities:
               Depreciation                                       1,362,314             1,076,808
               Amortization                                         107,361               120,252
               Loss on sale of assets                                 2,982                     -
               Gain on forgiveness of debt                         (140,485)             (129,754)
               Change in deferred income taxes                      859,500               627,000
               Changes in assets and liabilities:
                    Accounts receivable, materials and
                      supplies and prepaid expenses                (665,176)             (858,055)
                    Accounts payable and accrued expenses          (472,522)            1,259,254
                    Other assets and liabilities, net               310,567               269,293
                                                            ----------------       ---------------
 Net cash provided by operating activities                        2,401,255             3,458,006
                                                            ----------------       ---------------

 Cash flows from investing activities:
      Proceeds from sale of assets                                    6,500                     -
      Additions to property, plant and equipment                 (1,957,183)           (1,916,902)
      Investment in acquired rail properties                              -            (4,818,660)
                                                            ----------------       ---------------
 Net cash used in investing activities                           (1,950,683)           (6,735,562)
                                                            ----------------       ---------------

 Cash flows from financing activities:
      Proceeds from issuance of long-term debt                      120,827             6,302,098
      Borrowings from long-term debt                              1,334,000                     -
      Reduction in long-term debt                                (1,881,291)           (2,708,062)
      Purchase of treasury stock                                   (506,481)                    -
      Debt issuance costs                                                 -              (317,485)
      Preferred stock conversion costs                              (21,486)                    -
                                                            ----------------       ---------------
 Net cash (used in) provided by financing activities               (954,431)            3,276,551
                                                            ----------------       ---------------
 Effect of exchange rate changes on cash                            (17,092)               (2,593)
                                                            ----------------       ---------------

 Net decrease in cash and cash equivalents                         (520,951)               (3,598)

 Cash and cash equivalents at beginning of period                 2,028,278             2,677,004
                                                            ----------------       ---------------

 Cash and cash equivalents at end of period               $       1,507,327      $      2,673,406
                                                            ================       ===============

 See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Nine Months Ended March 31, 2000
                                   (unaudited)

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

          Earnings per share amounts are computed as follows:

                                                    For the three months ended March 31,
                                  --------------------------------------------------------------------------
                                                2000                                    1999
                                  ----------------------------------     -----------------------------------
                                    Income       Shares       EPS          Income       Shares       EPS
                                    ------       ------       ---          ------       ------       ---
Net Income                        $ 77,170                               $ 371,322
   Less:  Preferred dividend
      requirements                       -                                 (51,994)
                                  --------                               ---------

Basic EPS
   Income applicable to
     common shareholders          $ 77,170     7,779,193    $ 0.01       $ 319,328     6,104,155     $ 0.05
                                                              ====                                     ====

Effect of Dilutive Securities
   Stock options and warrants            -       259,416                         -       372,005
   Convertible preferred stock           -             -                    51,994     1,336,989
                                  --------    ----------                 ----------   ----------


Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                  $ 77,170     8,038,609    $ 0.01       $ 371,322    7,813,149     $ 0.05
                                    ======     =========      ====         =======    =========       ====


                                                         For the nine months ended March 31,
                                        -------------------------------------------------------------------
                                                         2000                               1999
                                        --------------------------------    -------------------------------
                                            Income      Shares     EPS        Income       Shares    EPS
                                          -----------  ---------  ------    -----------   ---------  ------
Net Income                                 $1,036,714                        $1,093,208
   Less:  Preferred dividend
      requirements                                  -                          (157,042)
                                           ----------                        ----------


Basic EPS
   Income applicable to
     common shareholders                   $1,036,714  7,828,688   $0.13     $  936,166   6,083,485   $0.15
                                                                  ======                             ======

Effect of Dilutive Securities
   Stock options and warrants                       -    257,568                      -     411,954
   Convertible preferred stock                      -          -                157,042   1,346,078
                                            ---------  ---------             ----------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                           $1,036,714  8,086,256   $0.13     $1,093,208   7,841,517   $0.14
                                           ==========  =========  ======     ==========   =========  ======

Note 3.  Comprehensive Income

         Comprehensive income for the three and nine-month periods ended March 31, 2000 and 1999 is as follows:

                                     Three months ended          Nine months ended
                                         March 31,                   March 31,
                                 ------------------------------------------------------
                                      2000         1999            2000          1999
                                      ----         ----            ----          ----
Net Income                          $ 77,170    $ 371,322     $ 1,036,714   $ 1,093,208
Other comprehensive
  income, net of tax
    Foreign currency
      translation adjustment          (3,120)      11,992           8,707        10,992
                                      ------      -------       ---------     ---------
Total comprehensive income          $ 74,050    $ 383,314     $ 1,045,421   $ 1,104,200
                                      ======      =======       =========     =========

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

     As of March 31, 2000, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 553 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy.
In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 548 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 61 cases remained pending as of March 31, 2000. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court's judgment referred to above is upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate) Industries will not be required to pay any amounts for settlements or judgments on such claims in excess of the amounts already set aside in escrow under its 1986 Reorganization Plan. During the period July 1, 1999 to March 31, 2000, 12 new actions were commenced in which Industries was named as a defendant and 28 lawsuits were settled or dismissed at no liability to Industries.

     Included in the 553 lawsuits as of March 31, 2000, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result of this ruling, all 194 Ohio DES cases against the Company were dismissed by the trial and appellate courts with jurisdiction over them. The Ohio Supreme Court recently granted plaintiff's application for leave to appeal these dismissals, and it is believed that the Ohio Supreme Court will hear this appeal before the end of 2000.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of March 31, 2000:

                                                           Number of
  State                         Court                        Cases
  -----                         -----                        -----


California                 Los Angeles County                    1
                           San Francisco County                  4

New York                   New York County                     342

Ohio                       Cuyahoga County                     114
                           Summit County                        80

Pennsylvania               Philadelphia County                  11

Texas                      Travis County                         1



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

     Environmental Liability
     -----------------------

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad ("MPA") (which was merged into York Railway Company on December 1, 1999) discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania, resulting from the fueling of its locomotives. MPA is currently performing additional testing and is working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, MPA discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future.
However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

     Railroad Industry Consolidation
     -------------------------------

     The consolidations involving certain Class I Railroads that routinely interchange traffic with the Company's railroads have recently been completed. Consolidated Rail Corporation, which previously interchanged traffic with the Company's Pennsylvania rail operations, was divided and acquired by the Norfolk Southern Railroad ("NS") and CSX Corporation ("CSX") effective June 1, 1999. The Company has experienced a reduction in business levels as a result of service disruptions caused by CSX's and NS's implementation of the merger. The Company cannot currently predict how long such service disruptions will persist or what the total impact of such service disruptions may have on its results of operations. In addition, the Canadian National Railway Company ("CN"), which interchanges traffic with the Company's St. Lawrence & Atlantic Railroad (Quebec) ("SLQ"), completed the acquisition of the Illinois Central Railroad ("IC") on July 1, 1999. To date, the Company's operations have not been adversely impacted as a result of CN's acquisition of IC.

     On December 20, 1999, CN announced its intentions to merge with the Burlington Northern Santa Fe Corporation ("BNSF"), thereby creating North America's largest railroad. The merger is subject to shareholder approval of both companies and regulatory approval of the Surface Transportation Board ("STB"). The STB held four days of hearings on March 7 to 10, 2000, and subsequently on March 17, 2000, issued a 15-month moratorium on mergers among large railroads while the STB develops new rules regarding such mergers. On March 29, 2000, BNSF filed a motion with the United States Court of Appeals for a stay of the 15-month moratorium. The merger of CN and BNSF would create an extensive single-line network across Canada and the central and western United States, and would provide the Company's St. Lawrence & Atlantic Railroad ("SLR") and SLQ with single-line access to the western United States, including west coast ports and direct connections to Mexico. Single-line service is generally more efficient than service through multiple carriers for two primary reasons. First, single-line access generally provides for shorter transit times since railcars do not have to be interchanged with other rail carriers. Second, single-line service is generally more cost effective since only one railroad handles the traffic and receives revenues for providing rail services.

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

      On December 1, 1999, the Company merged the operations of its two railroad subsidiaries located in the York, Pennsylvania area, the Maryland and Pennsylvania Railroad Company ("MPA") and Yorkrail, Inc. ("YKR"), into a new company, York Railway Company ("YRC"). MPA and YKR, which operate in the same geographic area and actually meet or cross at several locations, were merged in order to provide better service and more efficiently meet customers' needs. For comparability, car count information included in Management's Discussion and Analysis has been adjusted for all periods prior to the merger to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

     Liquidity and Capital Resources

      The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,951,000 and $4,996,000 at March 31, 2000 and June 30, 1999, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of March 31, 2000, the Company had no borrowings under the working capital facility and had approximately $2 million available in accordance with the facility's eligibility criteria. As of March 31, 2000, the Company prepaid $1,166,000 of its Revolving Term

Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

      On March 8, 2000, the Company repurchased 310,450 shares of its Common Stock for $506,000. On March 20, 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million, including the previously acquired and approved 310,450 shares.

     The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

      The Company's cash and cash equivalents decreased $521,000 for the nine months ended March 31, 2000. The net decrease includes $2,401,000 of cash provided by operations, offset by $1,957,000 of capital investments, a $426,000 net reduction in long-term debt, $506,000 utilized for the repurchase of 310,450 shares of the Company's Common Stock, $21,000 of additional costs incurred in conjunction with the exchange of the Company's Convertible Preferred Stock into Common Stock which took place in June 1999, and a $17,000 exchange rate impact relating to SLQ operations.

     The Company generated $2,401,000 of cash from operations for the nine months ended March 31, 2000, as compared to $3,458,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $440,000 from $2,788,000 for the nine months ended March 31, 1999 to $3,228,000 for the nine months ended March 31, 2000, as a result of improved operating performance in the current year. Cash used by changes in assets and liabilities aggregated $827,000 for the first nine months of fiscal 2000, primarily as a result of an increase in accounts receivable in conjunction with state funded capital projects, and a decrease in accrued expenses as a result of payments under fiscal 1999 profit sharing and incentive compensation plans.

      The Company invested $1,957,000 in capital expenditures during the first nine months of fiscal 2000, including $1,334,000 of investments in railroad track structures (net of $255,000 of government grants), a $387,000 investment in the construction of a bulk transload facility for the Company's logistics operations in York, Pennsylvania (net of $590,000 of grants from the state of Pennsylvania), and $236,000 of other capital investments. Approximately $625,000 of the investment in railroad track structures relates to improvements to SLQ's track infrastructure, a large portion of which was contemplated in connection with the acquisition of SLQ. As of March 31, 2000, the Company had approximately $500,000 of state government grants, approximately $650,000 of Quebec government grants, and approximately $100,000 of state government funding under no interest loan programs available for future track rehabilitation projects and other track improvement projects. In addition, the Company was awarded a $763,000, 50% matching grant from the state of Pennsylvania for the construction of a bulk transload facility for the Company's logistics operations in York, Pennsylvania. The Company commenced construction of this $1.5 million facility in October 1999, the facility was operational by December 31, 1999, and the facility was completed in early May 2000.

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

      The Company's net long-term debt obligations decreased $426,000 during the nine-month period ended March 31, 2000, including $1,881,000 of required debt repayments, partially offset by a $1,334,000 draw on the Revolving Term Loan and $121,000 of borrowings under government no interest loan track rehabilitation programs.


       Analysis of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999

                             Results of Operations
                             ---------------------

      The Company generated net income of $77,000 for the three-month period ended March 31, 2000, as compared to net income of $371,000 for the three-month period ended March 31, 1999. Income before income taxes decreased $297,000, or 49%, from $602,000 for the quarter ended March 31, 1999, to $305,000 for the corresponding quarter in the current year. Operating revenues increased $16,000, operating expenses increased $307,000, interest and other non-operating income decreased $28,000, interest expense decreased $22,000, and the provision for income taxes decreased $3,000 as compared to the prior year quarter. The prior year quarter ended March 31, 1999 includes $41,000 of start-up expenses associated with the acquisition and first four months of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income before income taxes decreased $338,000, or 53%.

                                    Revenues
                                    --------

      Operating revenues increased $16,000, or .2%, from $6,229,000 for the three-month period ended March 31, 1999 to $6,245,000 for the three-month period ended March 31, 2000. This increase consists of a $104,000 increase in freight and haulage revenues (excluding intermodal freight) and a $66,000 increase in intermodal freight and handling revenues, partially offset by a $13,000 decrease in logistics revenues and a $141,000 decrease in other operating revenues.

      Freight and haulage revenues (excluding intermodal freight) increased $104,000, or 2%, primarily as a result of a 2.3% increase in average revenues per carload. Total traffic handled decreased slightly from 17,050 carloads for the quarter ended March 31, 1999 to 17,025 carloads for the quarter ended March 31, 2000. Traffic for the quarters ended March 31, 2000 and March 31, 1999 includes approximately 5,225 and 5,400 overhead carloads on SLQ, respectively, delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec operations decreased $34,000 and, excluding overhead carloads between SLR and SLQ, traffic decreased approximately 150 carloads, while freight and haulage revenues on Pennsylvania operations increased $138,000 and traffic increased 300 carloads.

      Excluding overhead traffic between SLR and SLQ, the 150 carload decrease in New England/Quebec traffic is attributable to approximately 550 carloads of one-time shipments of cement and pipe last year that did not recur this year, the closing of a paper mill which accounted for 115 carloads in the prior year, and a decrease of 140 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 125 additional overhead grain carloads, 110 additional carloads to an on-line liquid propane gas distributor, 125 additional SLQ carloads, and a variety of less significant increases in business.

      Freight and haulage revenues for Pennsylvania rail operations increased $138,000 and traffic handled increased 300 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The net increase in freight and haulage revenues includes approximately 500 additional agricultural carloads due to local drought conditions last year, a decrease of 200 coal carloads as a result of timing of shipments, and a variety of other less significant increases and decreases in business.

      The 2.3% increase in average revenues per carload is attributable to mix of business and price adjustments.

      Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $66,000, or 32%, from $207,000 for the three months ended March 31, 1999 to $273,000 for the corresponding period in the current year. Intermodal volume increased 375 trailers and containers, or 20%, from 1,925 trailers and containers for the third quarter of the prior year to 2,300 trailers and containers for the third quarter of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is cautiously optimistic that this business will continue to result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

      Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $13,000, or 11%, from $126,000 for the three months ended March 31, 1999 to $113,000 for the three months ended March 31, 2000. The number of railcars handled decreased 32%, partially offset by a 28.5% increase in average handling revenues per car as a result of the loss of lower revenue business.

      Other operating revenues decreased $141,000 from the prior year as a result of a $90,000 decrease in railcar storage and demurrage revenues, and a variety of less significant decreases in other operating revenues.

      The $28,000 decrease in interest and other non-operating income from the prior year is primarily attributable to foreign exchange losses relating to the Company's Canadian rail operations.

                                    Expenses
                                    --------

      Operating expenses increased $307,000, or 5.7%, from $5,353,000 for the three-month period ended March 31, 1999 to $5,660,000 for the three-month period ended March 31, 2000. The increase consists of $287,000 additional cost of operations and $20,000 additional selling and administrative expenses.

      Cost of operations increased $287,000, or 6.6%, from $4,341,000 for the three months ended March 31, 1999 to $4,628,000 for the corresponding three months in the current year. Cost of operations for the prior year quarter includes $27,000 of start-up expenses associated with the acquisition of SLQ. Excluding these start-up expenses, cost of operations increased $314,000, including $300,000 additional railroad operating expenses, $5,000 additional intermodal operating expenses, and $9,000 additional logistics operating expenses.

      Railroad operating expenses increased $273,000 for the quarter ended March 31, 2000 as compared to the corresponding quarter in the prior year. Excluding $27,000 of start-up expenses associated with the acquisition of SLQ, railroad operating expenses increased $300,000, consisting of a $253,000 increase in New England/Quebec expenses and a $47,000 increase in expenses for Pennsylvania rail operations.

      The $253,000 net increase in railroad operating costs for New England/Quebec, excluding SLQ start-up expenses in the prior year, is attributable to a number of factors. First, in September 1999, CN altered its operating plan for delivery of trains to SLQ, which adversely affected SLR and SLQ's operations and increased their operating costs. This problem was exacerbated over the winter when CN consistently failed to meet its schedule. The Company is currently working with CN to develop a solution to this problem. Second, locomotive maintenance costs and short-term locomotive lease costs increased approximately $165,000 as a result of continuing efforts to stabilize the fleet of locomotives acquired in conjunction with the acquisition of SLQ and the hiring of a chief mechanical officer in July 1999. Finally, locomotive fuel costs increased $85,000 as a result of the significant increase in fuel prices over the prior year. These increases in railroad operating costs were partially offset by an $85,000 decrease in fuel oil transload fees and railcar leasing costs as a result of the loss of a local fuel oil move, and a $50,000 decrease in car hire expenses in conjunction with the decrease in related demurrage revenues.

      The $47,000 net increase in railroad operating costs for Pennsylvania rail operations includes $45,000 of additional locomotive fuel costs as a result of the significant increase in fuel prices over the prior year, and additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in the prior year quarter.

      Rail intermodal operating expenses increased $5,000, from $112,000 for the prior year quarter to $117,000 for the current year quarter, as a result of the 20% increase in the number of trailers and containers handled.

      Logistics operating expenses increased $9,000, from $156,000 for the third quarter of fiscal 1999 to $165,000 for the third quarter of the current year consisting of a net increase in a variety of expenses.

      Selling and administrative expenses increased $20,000, or 2%, from $1,012,000 for the quarter ended March 31, 1999 to $1,032,000 for the quarter ended March 31, 2000. Excluding $14,000 of start-up expenses associated with the acquisition of SLQ, selling and administrative expenses for the current year quarter increased $34,000. This increase includes approximately $90,000 of additional professional fees incurred in conjunction with the pursuit of strategic plan initiatives, which did not materialize, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. These increases were partially offset by a reduction in the provision for profit sharing and incentive compensation plans as a result of the extraordinary improvement in results of operations in the prior year.

      Interest expense decreased $22,000 for the three months ended March 31, 2000 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled repayments of long-term debt, partially offset by an increase in interest rates on variable rate debt and additional temporary prepayments of the Revolving Term Loan in the prior year.

      The provision for income taxes decreased $3,000, from $231,000 for the quarter ended March 31, 1999 to $228,000 for the quarter ended March 31, 2000. The effective tax rate increased from 38.4% for the prior year quarter to 74.7% for the current year quarter as a result of the mix between United States taxable income and foreign taxable losses. The provision for income taxes for the third quarters of both fiscal 2000 and fiscal 1999 includes $194,000 and $201,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


        Analysis of operations for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999

                             Results of Operations
                             ---------------------

      The Company generated net income of $1,037,000 for the nine-month period ended March 31, 2000, as compared to net income of $1,093,000 for the nine-month period ended March 31, 1999. Income before income taxes increased $182,000, or 10%, from $1,845,000 for the nine months ended March 31, 1999, to $2,027,000 for the corresponding period in the current year. Operating revenues increased $2,192,000, operating expenses increased $1,917,000, interest and other non-operating income increased $12,000, interest expense increased $105,000, and the provision for income taxes increased $238,000 over the prior year. The prior year nine-month period ended March 31, 1999 includes $198,000 of start-up expenses associated with the acquisition and first four months of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income before income taxes decreased $16,000.

                                    Revenues
                                    --------

  Operating revenues increased $2,192,000, or 13%, from $16,629,000 for the nine-month period ended March 31, 1999 to $18,821,000 for the nine-month period ended March 31, 2000. SLQ generated $3,972,000 of operating revenues in the first nine months of fiscal 2000 as compared to $1,724,000 for the first four months of operations in fiscal 1999. Excluding SLQ, operating revenues decreased $56,000, consisting of a $335,000 increase in freight and haulage revenues (excluding intermodal freight), a $52,000 increase in intermodal freight and handling revenues, and an $18,000 increase in logistics revenues. These increases were offset by a $461,000 decrease in other operating revenues.

  Freight and haulage revenues (excluding intermodal freight) increased $1,995,000, or 16%, consisting of a 28% increase in the number of carloads handled, partially offset by a 10% decrease in average revenues per carload. Total traffic handled increased approximately 11,000 carloads from 38,900 for its first nine months of fiscal 1999 to 49,900 for the first nine months of the current year. Traffic for the first nine months of fiscal 2000 and 1999 includes approximately 14,700 and 7,050 overhead carloads on SLQ, respectively, delivered to SLR that are counted as revenue carloads for both SLR and SLQ. Excluding SLQ, which accounted for $2,936,000 of freight and haulage revenues in the first nine months of fiscal 2000 as compared to $1,276,000 for its first four months of operations in the prior year, freight and haulage revenues increased $335,000, or 3%, while traffic increased approximately 325 carloads, or 1%. Freight and haulage revenues on SLR operations in New England decreased $361,000 and traffic decreased approximately 1,125 carloads, while freight and haulage revenues on Pennsylvania operations increased $696,000 and traffic increased 1,450 carloads.

  The 1,125 carload decrease in SLR traffic is attributable to a decrease of approximately 500 paper-related carloads resulting from a variety of reasons, including 250 less carloads as a result of the closing of a paper mill and problems associated with NS's and CSX's implementation of the Conrail merger, approximately 1,100 carloads of one-time shipments of pipe and cement last year that did not recur this year, and a decrease of 400 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 350 additional salt carloads, 300 additional carloads to an on-line liquid propane gas distributor, and a variety of less significant increases in business.

  Freight and haulage revenues for Pennsylvania rail operations increased $696,000 and traffic handled increased 1,450 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to 1,525 additional agricultural carloads due to local drought conditions last year, 200 carloads for new plastics business added in the prior year, 175 carloads for a new customer, Goodyear Tire & Rubber Company, which completed construction of an on-line regional distribution center and commenced operations in June 1999, and other less significant increases in business. These increases were offset by a number of decreases primarily attributable to problems caused by the Conrail merger, including business lost to truck during the first nine months of the current year.

  The 10% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding SLQ, average revenues per carload increased 1.7% as a result of mix of business and price adjustments.

  Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, increased $52,000, or 8.5%, from $612,000 for the nine months ended March 31, 1999 to $664,000 for the first nine months of the current year. Intermodal volume also increased 8.5%, or 600 trailers and containers, from 7,100 trailers and containers for the first nine months of the prior year to 7,700 trailers and containers for the first nine months of the current year. Intermodal freight revenues generated by SLQ aggregated $242,000 for the first nine months of fiscal 2000 as compared to $57,000 for its first four months of operations in the prior year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is cautiously optimistic that this business will continue to result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

  Logistics revenues generated by the Company's operations in York, Pennsylvania, increased $18,000, or 5%, from $362,000 for the nine months ended March 31, 1999 to $380,000 for the nine months ended March 31, 2000, despite a 14% decrease in the number of railcars handled. The increase in revenues is attributable to additional canned goods business, which includes truck brokerage revenues, partially offset by a greater carload reduction in business from an agricultural bulk transfer customer at lower average rates per carload.

  Excluding SLQ, other operating revenues decreased $461,000 from the prior year, primarily as a result of a $281,000 decrease in railcar storage and demurrage revenues, $108,000 of one-time blocking revenues from CN in the prior year, and $115,000 of third-party track work revenues in the prior year, partially offset by less significant increases in other operating revenues. The decrease in demurrage revenues is partly attributable to demurrage associated with a one-time pipe move for a gas line project in New England in the prior year, and partly to a reduction in business for a printing customer in Pennsylvania which normally generates substantial demurrage revenues. SLQ generated $794,000 of other operating revenues in the current year, including blocking fees and trackage rights revenues, as compared to $391,000 of other operating revenues for four months of operations in the prior year.

  The $12,000 increase in interest and other non-operating income from the prior year is primarily attributable to foreign exchange gains relating to the Company's Canadian rail operations.

                                    Expenses
                                    --------

  Operating expenses increased $1,917,000, or 13.5%, from $14,111,000 for the nine-month period ended March 31, 1999 to $16,028,000 for the nine-month period ended March 31, 2000. The increase consists of $1,726,000 additional cost of operations and $191,000 additional selling and administrative expenses. Excluding SLQ, operating expenses increased $556,000, or 4.3%. This $556,000 increase includes additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

  Cost of operations increased $1,726,000, or 15%, from $11,314,000 for the nine months ended March 31, 1999 to $13,040,000 for the corresponding nine months in the current year. Cost of operations for the current year includes $2,371,000 of SLQ operating expenses as compared to $1,069,000 of operating expenses for four months of operations in the prior year, which includes $153,000 of start-up expenses associated with the acquisition of SLQ. Excluding SLQ, cost of operations increased $424,000, including $379,000 additional railroad operating expenses and $64,000 additional logistics operating expenses, partially offset by a $19,000 decrease in intermodal operating expenses.

  Railroad operating expenses increased $1,681,000 for the nine months ended March 31, 2000 as compared to the corresponding period in the prior year. Excluding SLQ, railroad operating expenses increased $379,000, consisting of a $347,000 increase in SLR expenses in New England and a $32,000 increase in expenses for Pennsylvania rail operations.

  The $347,000 net increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine. Locomotive maintenance expenses, which include nine months of SLQ operations in fiscal 2000 as compared to four months of operations in the prior year, increased as a result of the addition of a chief mechanical officer and locomotive maintenance personnel, and over $100,000 additional repair and maintenance expenses incurred in conjunction with the 13 locomotives acquired or leased in connection with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. Locomotive fuel costs increased over $100,000 as a result of the significant increase in fuel prices over the prior year. These increases in SLR's railroad operating costs were partially offset by a $200,000 decrease in fuel oil transload fees and railcar leasing costs as a result of the loss of a local oil move, a reduction in maintenance of way costs as a result of track projects performed on behalf of third parties in the prior year for which SLR received revenues, a reduction of costs to perform one-time blocking services for CN for the period September through December 1998 for which SLR received blocking fees, and a reduction in the provision for derailments and accidents as a result of more favorable experience in the current year as compared to the prior year.

  The $32,000 net increase in railroad operating costs for Pennsylvania rail operations includes $80,000 additional locomotive fuel costs as a result of the significant increase in fuel prices in the current year, $70,000 additional maintenance of way expense as a result of a reduction in capitalized track work performed in the current year as compared to the prior year, and additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in the prior year. These increases were partially offset by a reduction in car hire expense of approximately $80,000 in conjunction with a corresponding decrease in demurrage revenues and a decrease in the provision for derailments and accidents as a result of more favorable experience in the current year as compared to the prior year.

  Rail intermodal operating expenses decreased $19,000, from $349,000 for the prior year to $330,000 for the current year, despite an 8.5% increase in the number of trailers and containers handled. This difference is primarily attributable to the favorable settlement in the current year of a previously accrued loss and damage claim. Excluding the impact of this settlement, intermodal operating expenses increased slightly over the prior year.

  Logistics operating expenses increased $64,000, from $458,000 for the first nine months of fiscal 1999 to $522,000 for the first nine months of the current year despite a 14% decrease in the number of railcars handled as a result of mix of business. The increase is attributable to additional truck brokering expenses associated with the increase in canned goods business.

     Selling and administrative expenses increased $191,000, or 7%, from $2,797,000 for the nine months ended March 31, 1999 to $2,988,000 for the nine months ended March 31, 2000. Excluding SLQ, selling and administrative expenses increased $132,000, or 5%. Selling and administrative expenses for the current year include approximately $150,000 of additional professional fees incurred in conjunction with the pursuit of strategic plan initiatives, which did not materialize, costs incurred to develop the Company's new web site which was released in December 1999, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. These increases were partially offset by a reduction in the provision for profit sharing and incentive compensation plans as a result of the extraordinary improvement in results in the first nine months of fiscal 1999. SLQ selling and administrative expenses aggregated $126,000 in the current year, including the addition of a sales person at the beginning of the year, as compared to $67,000 for the first four months of operations in the prior year, which includes $44,000 of start-up expenses associated with the acquisition of SLQ.

  Interest expense increased $105,000 for the nine months ended March 31, 2000 as compared to the corresponding period in the prior year. The increase is attributable to additional borrowings incurred to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments.

  The provision for income taxes increased $238,000, from $752,000 for the first nine months of fiscal 1999 to $990,000 for the first nine months of the current fiscal year. The effective tax rate increased from 40.8% for the prior year to 48.8% for the current year as a result of the mix between United States taxable income and foreign taxable losses. The provision for income taxes for the first nine months of both fiscal 2000 and fiscal 1999 includes $840,000 and $643,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


Item 3.     Quantitative and Qualitative Disclosure about Market Risk

  None.

PART II.   OTHER INFORMATION


Item 1.     Legal Proceedings

      As previously reported in Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 1999, in which reference is hereby made, Emons Industries, Inc. is currently a defendant in approximately 553 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

Item 2.     Changes in Securities

      None.

Item 3.     Default Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.


Item 6.     Exhibits and Reports on Form 8-K

      (a) An index to exhibits appears following the signature page to this report.

      (b) A report on Form 8-K dated March 21, 2000 was filed by the Company on March 23, 2000, reporting that the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMONS TRANSPORTATION GROUP, INC.


Date:   May 12, 2000            By:   /s/ Scott F. Ziegler
        ------------                  --------------------
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

                                                                                           Page in
Exhibit                                                                                  Sequentially
Number                                Exhibit                                           Numbered Copy
------                                -------                                           -------------
 3(a)     Certificate of Incorporation for Emons Holdings, Inc. dated December
          19, 1986 (incorporated by reference from Emons Holdings, Inc. Report
          on Form 10-K for the year ended June 30, 1987, Exhibit Number 3 (a))               ---

 3(b)     Certificate of Amendment of Certificate of Incorporation for Emons
          Holdings, Inc. dated September 26, 1989 (incorporated by reference
          from Emons Holdings, Inc. Report on Form 10-Q for the quarter ended                ---
          September 30, 1989, Exhibit Number 3 (b))

 3(c)     Amended and Restated By-Laws for Emons Holdings, Inc. (incorporated by reference from Emons Holdings, Inc. Report on Form 10-Q for the
          quarter ended September 30, 1989, Exhibit Number 3 (c))                            ---

 3(d)     Certificate of Amendment of Certificate of Incorporation for Emons
          Holdings, Inc. dated November 18, 1993 (incorporated by reference from
          Emons Transportation Group, Inc. Report on Form 10-Q for the quarter
          ended December 31, 1993, Exhibit Number 3 (d))                                     ---

 3(e)     Certificate of Amendment of Certificate of Incorporation for Emons
          Transportation Group, Inc. dated June 29, 1999 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K
          for the year ended June 30, 1999, Exhibit Number 3 (e))                            ---

10(a)     Asset Purchase Agreement dated November 25, 1998 between St. Lawrence
          & Atlantic Railroad (Quebec) Inc. and Canadian National Railway
          Company (incorporated by reference from Emons Transportation Group,
          Inc. Report on Form 8-K dated December 23, 1998, Exhibit Number 10
          (a))                                                                               ---

10(b)     Agreement of Merger dated as of April 25, 1999 between Emons
          Transportation Group, Inc. and NEWCO (incorporated by reference from
          Emons Transportation Group, Inc. Report on Form 10-K for the year
          ended June 30, 1999, Exhibit Number 10 (l))                                        ---

27        Financial Data Schedules                                                           ---