Form 10-K
period 2000-06-30
EMONS TRANSPORTATION GROUP INC
filed 2000-09-27
CIK 32666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------



   (x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No.: 0-5206

                        EMONS TRANSPORTATION GROUP, INC.
             (Exact name of registrant as specified in its charter)

     Delaware                                                  23-2441662
     --------------------------------------------------------------------
     (State of incorporation)     (I.R.S. employer identification number)

            96 South George Street, York, PA                 17401
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


      Registrant's telephone number, including area code: (717) 771-1700

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

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

                               Yes  X    No ___
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 8, 2000, 7,145,342 shares of voting Common Stock were outstanding including 1,924,902 shares held by an escrow agent. For information regarding the escrow agent, see "Industries' Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 8, 2000 was $10,453,303. For this purpose the average of the closing bid and asked prices ($1.66 per share), as of September 8, 2000, has been used.

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on November 16, 2000 are incorporated by reference into
Part III of this Form 10-K.

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

                                    Part I

Item 1.  Business

     Emons Transportation Group, Inc. ("Emons Transportation Group"), a Delaware corporation headquartered in York, Pennsylvania, is a rail freight transportation and distribution services company serving the Mid-Atlantic and Northeast regions of the United States and Quebec, Canada. The Company owns four short line railroads, operates rail/truck transload facilities and a rail intermodal terminal, and provides customers with logistics services for the movement and storage of freight. Emons Transportation Group was organized in December 1986, and is the owner of all of the outstanding capital stock of Emons Industries, Inc. ("Industries"), Emons Finance Corp. ("EFC"), Emons Logistics Services, Inc. ("ELS"), Maine Intermodal Transportation, Inc. ("MIT") and Emons Railroad Group, Inc. ("ERG"), which owns all of the outstanding capital stock of the St. Lawrence & Atlantic Railroad Company ("SLR"), the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), York Railway Company ("YRC"), and Penn Eastern Rail Lines, Inc. ("PRL"). SLR owns all of the outstanding capital stock of SLR Leasing Corp. ("SLRL"), and YRC owns all of the outstanding capital stock of the Maryland and Pennsylvania Railroad, LLC ("MPA LLC") and Yorkrail, LLC ("YKR LLC"). Prior to the formation of Emons Transportation Group in December 1986, Industries, which was formed in 1955, was the parent company. For information regarding the formation of Emons Transportation Group, see "Industries' Reorganization" below.

     Unless the context otherwise requires, the terms "Emons" and the "Company" when used herein shall refer to Emons Transportation Group, Inc. and its consolidated subsidiaries. The Company's executive offices are located at 96 South George Street, York, Pennsylvania 17401 (Telephone 717-771-1700).

     Description of Operations

     The Company owns and operates four short line railroads which accounted for 96%, 94% and 91% of the Company's total operating revenues in fiscal 2000, 1999 and 1998, respectively. The Company operates a rail intermodal terminal in Auburn, Maine which provides its customers in New England with access to the global marketplace by transporting their freight by rail, for further transport by steamship or truck. The Company's logistics services business in York, Pennsylvania provides its customers with rail/truck transfer, warehousing and other distribution services. The Company's intermodal and logistics operations are intended to increase rail traffic by providing a wide variety of services to businesses located both on and off the Company's rail lines.

     The Company operates in two geographic regions, New England/Quebec, which accounted for approximately 76% of the Company's fiscal 2000 operating revenues, and Pennsylvania, which accounted for the remaining 24% of the Company's fiscal 2000 operating revenues. New England/Quebec operations consist of SLR, which extends from Portland, Maine, through New Hampshire to the international border at Norton, Vermont, SLQ, which commenced operations on December 1, 1998 and which connects with SLR at the international border and with the Canadian National Railway ("CN") at Ste. Rosalie, Quebec, and MIT, which commenced rail intermodal operations on SLR in Auburn, Maine in September 1994. Pennsylvania operations consist of YRC, PRL and ELS, which are located in south-central and southeastern Pennsylvania. Local management teams are responsible for the operations in each region.

     The Company's three largest rail operations, SLR, SLQ, and YRC all have connections, directly or indirectly, with multiple Class I Railroads, which are classified by the U.S. Code of Federal Regulations as railroad carriers having annual revenues of approximately $258.5 million (1999 dollars) or more ("Class I

Railroads"). The Company's right to interchange rail traffic with Class I Railroads is based upon applicable federal regulations. Multiple Class I connections make the Company's railroads ideal places for industry to locate and build new facilities because of competitive service and pricing from the competing Class I Railroad connecting carriers. In addition, as discussed further below, the acquisition of the Illinois Central Railroad ("IC") by CN, and the split-up of Consolidated Rail Corporation ("Conrail") by the Norfolk Southern Railroad ("NS") and CSXT Corporation ("CSXT"), provide the Company's railroad operations with additional long-term opportunities. The consolidation of these railroads will open up new markets for the Company's customers as a result of single-line rail service to more regions by these merged Class I Railroads. Single line service is generally more efficient than service through multiple carriers for two primary reasons. First, single-line access generally provides for shorter transit times since railcars do not have to be interchanged with other rail carriers. Second, single-line service is generally more cost effective since only one railroad handles the traffic and receives revenues for providing rail services.

     On July 1, 1999, CN completed the acquisition of IC. The merger provides CN with a single "Y" shaped network connecting the Pacific and Atlantic coasts in Canada, and the U.S. Gulf coast in New Orleans, with the joining of the railroads in Chicago. The merger provides CN with access to five major ports, including Halifax, Montreal, Vancouver, New Orleans, and Mobile. Prior to the merger, SLR and SLQ could access most markets in the midwest and south only through multiple carriers. In addition, in April 1998, CN entered into a 15-year marketing agreement with the Kansas City Southern Railway ("KCSR") which provides access to key southern and southwestern markets, and access to Mexico's largest rail system through KCSR's affiliate, the Texas Mexican Railway. To date, SLR and SLQ have generated new business as a result of opportunities created by this merger. While the total impact of this merger on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain, the Company believes that the merger of CN and IC, and the marketing agreement with KCSR, will provide SLR and SLQ with single-line access to many points in the midwest and south, and that the combination of single-line access to KCSR (and its affiliates) and the marketing agreement between CN and KCSR should provide SLR and SLQ with more cost competitive service and shorter transit time access to Mexico which may open up commercial opportunities for SLR and SLQ in Mexico.

     On June 1, 1999, the split-up of Conrail was completed and CSXT and NS commenced operations of their respective portions of Conrail. All of the Company's prior interchanges with Conrail were acquired by NS. As a result, YRC maintained dual connections with Class I Railroads subsequent to the merger, and also obtained commercial access to a third Class I Railroad, Canadian Pacific Railway ("CP"), through a connection via NS from Harrisburg, Pennsylvania. In addition, one of PRL's rail lines in Bristol, Pennsylvania, also obtained dual access to NS and CSXT as a result of the merger, which it did not have previously. The Company has experienced reductions in business levels as a result of service disruptions caused by CSXT's and NS's implementation of the merger. However, service on CSXT and NS has shown signs of improvement and the Company hopes to regain lost business and take advantage of its access to CP. While the Company cannot predict what the total impact of such service disruptions may have on its results of operations, the Company believes that, on a long-term basis, the merger will create additional rail business for its Pennsylvania rail operations as a result of longer Class I single-line rail service on competitive routes.

                              New England/Quebec
                              ------------------

     St. Lawrence & Atlantic Railroad Company - SLR owns and operates
     ----------------------------------------
approximately 165 miles of main line track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 50 customers, including 32 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's two largest customers, Pulp & Paper of America LLC and New England Public Warehouse, accounted for approximately 17% and 16% of SLR's operating revenues in fiscal 2000, respectively. SLR interchanges rail traffic with its affiliate, SLQ, at Island Pond, Vermont, Guilford Rail Systems at Danville Junction, Maine and the New Hampshire Central Railroad at North Stratford, New Hampshire.

     In November 1997, SLR entered into agreements to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS"), which is owned by Pulp & Paper of America LLC, and on November 4, 1997 commenced operations. BMS consists of approximately 11 miles of track connecting to SLR, and serves two pulp and paper mills in Berlin and Gorham, New Hampshire. The lease agreement includes an initial lease term of ten years and a five-year renewal option.

     On December 29, 1997, SLR acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire, and commenced operations on this section of track on December 30, 1997. The one mile of track connects with SLR's existing rail operations in Groveton and provides SLR with strategic direct access to two customers.

     St. Lawrence & Atlantic Railroad (Quebec) Inc. - On December 21, 1998, SLQ
     ----------------------------------------------
acquired, in an Asset Purchase Agreement, a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from CN. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating agreement. In addition to delivering overhead traffic between CN and SLR, SLQ serves 17 customers, including 9 customers located directly on line. SLQ primarily serves customers in the paper, construction, agricultural and chemical industries. Services performed for CN accounted for 20% of SLQ's operating revenues in fiscal 2000, while SLQ's largest customer, EKA Chemicals North America, a chemical manufacturer, accounted for approximately 11% of SLQ's operating revenues in fiscal 2000. SLQ interchanges rail traffic with CN at Richmond, Quebec, SLR at Island Pond, Vermont, and the Canadian American Railroad at Sherbrooke, Quebec.

     Maine Intermodal Transportation, Inc. - The MIT rail intermodal terminal
     -------------------------------------
located on SLR in Auburn, Maine commenced operations in September 1994. The 42-acre terminal currently includes 16 developed acres, with the remainder available for expansion, three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. SLR and SLQ, in combination with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide MIT with access to CN's Vancouver, Montreal, Halifax, New Orleans and Mobile ports. Through coordinated train service among CN, SLR and SLQ, MIT currently provides premium rail intermodal service which includes third morning service between Auburn and Chicago. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers at Chicago and Detroit. In October 1999, MIT handled its first international steamship container and is continuing to actively pursue this business. The Company believes that this operation will be an important factor in the growth and development of SLR and SLQ by providing additional business volume to its rail operations.

     MIT is currently in the process of expanding its terminal to 35 acres to handle the growth of this business. The anticipated $1 million expansion is expected to be funded 50% with a federal grant through the state of Maine and the remaining 50% by the city of Auburn.

     The City of Auburn owns the terminal and leases it to MIT under a long-term lease arrangement which includes an initial term of 20 years, three 10-year renewal options, and a purchase option after the third renewal. MIT's terminal operations are conducted by an independent contractor, In-Terminal Services (a subsidiary of Mi-Jack Products), which currently operates intermodal terminals throughout North America.

                                 Pennsylvania
                                 ------------

     York Railway Company - On December 1, 1999, the Company merged the
     --------------------
operations of its two railroad subsidiaries located in the York, Pennsylvania area, the Maryland and Pennsylvania Railroad Company and Yorkrail, Inc. into a new company, York Railway Company. YRC owns and operates 40 miles of main line track and related properties. There are approximately 45 active customers that utilize YRC's service for in-bound and/or out-bound shipments of freight, including 32 customers located directly on line. YRC primarily serves customers in the paper, agricultural, building products and distribution industries. YRC's largest customer, P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 26% of YRC's operating revenues in fiscal 2000. YRC currently interchanges rail traffic with NS at York and West York, Pennsylvania, and CSXT at Porters Sidling and Hanover, Pennsylvania. In addition, CP negotiated commercial access to YRC through a connection via NS from Harrisburg, Pennsylvania in connection with the split-up of Conrail between NS and CSXT.

     Penn Eastern Rail Lines, Inc. - On December 30, 1997, PRL acquired
     -----------------------------
substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator (the "Seller"), and commenced operations on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned by the Seller and five leased lines. PRL serves 14 active customers which are located directly on line. PRL serves customers in the printing, food grade, agricultural, steel, energy, scrap and consumer products industries. PRL's largest customer, Brown Printing, accounted for approximately 28% of PRL's fiscal 2000 operating revenues. Each of PRL's seven rail lines currently interchanges rail traffic with NS at various locations in southeastern Pennsylvania. In addition, PRL's rail line in Bristol, Pennsylvania obtained access to CSXT in connection with the split-up of Conrail between NS and CSXT.

     In August 1999, PRL received notice from the owner of four of the leased lines of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for an aggregate consideration of $691,000. In addition, PRL submitted a bid and is currently awaiting a response to purchase one additional line, and has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines, in the event of a sale to a third party, will not have a material impact on its results of operations.

     Emons Logistics Services, Inc. - ELS offers logistics services, including
     ------------------------------
rail/truck transfer, storage and other services, for customers in the Mid-Atlantic region at its facilities in York, Pennsylvania. ELS currently operates two facilities located on YRC, a bulk terminal facility at Lincoln Yard in West York, Pennsylvania and a 15,000 square foot rail/truck transfer and short-term storage warehouse located in downtown York, Pennsylvania. These facilities allow companies that are not located on a rail line, including manufacturers and users of dry/liquid bulk commodities, lumber and other building products, canned goods and packaged consumer products, to take advantage of favorable rail economics for the long-haul shipment of their products combined with local truck delivery. ELS provides short-term storage and various value-added services, such as rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are important to the growth of the railroad operations in south-central Pennsylvania since they enable customers who are not located directly on line to utilize rail transportation. ELS' largest customer, Interstate Commodities, a grain and feed ingredient company, accounted for 26% of ELS' fiscal 2000 operating revenues.

     The Company's most significant logistics operations are located at Lincoln Yard, which consists of approximately 25 acres. During fiscal 2000, ELS had essentially completed the construction of a new, state-of-the-art bulk transfer facility on this property which cost approximately $1.26 million, including $747,000 of which was funded by a grant from the state of Pennsylvania. This facility includes approximately 70 railcar spots, paving, lighting, fencing, and a 70 foot truck scale. The Company believes that its access to three Class I Railroads in York will make this an attractive transload facility, and is currently actively marketing the services offered at this terminal.

     Significant Customers

     One customer, New England Public Warehouse located on SLR, accounted for approximately 10% of the Company's fiscal 2000 consolidated operating revenues.

     Employees

     At June 30, 2000, the Company employed a total of 174 persons, 118 of which were represented by various labor organizations. The Company has labor agreements with unions which represent certain YRC, SLR and SLQ non-management employees. Currently, YRC unionized employees are covered by collective bargaining agreements which expire in December 2000 and December 2004, and SLQ unionized employees are covered by collective bargaining agreements which expire in November and December 2002. All SLR collective bargaining agreements expired in May 2000, and the Company is currently in negotiations with SLR union representatives. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

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

     The Company does not believe that compliance with U.S. or Canadian, federal, state, provincial and local environmental regulations has or will have a material effect upon capital expenditures, competitive position, or earnings of the Company. The Company did not make any material investment in capital expenditures for environmental control facilities during fiscal 2000 and does not anticipate making any such expenditures in fiscal 2001.

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

     Capital Transactions

     On April 23, 1999, the Board of Directors of the Company voted to adopt a Stockholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock of the Company to stockholders of record on May 10, 1999. Each Right entitles the registered holder to purchase one or more shares of the Company's Common Stock in accordance with the terms of the Rights Agreement. The Rights expire on May 10, 2009. Under the Stockholder Rights Plan, the Rights become exercisable only if a person or group acquires 15% or more of the Company's Common Stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the Common Stock. If the Rights become exercisable, all holders of Rights (other than the acquirer) will be entitled to purchase, by paying the $10.00 per share exercise price, shares of the Company's Common Stock, or common stock equivalents, at a 50% discount from the then current market price. If the Company is subsequently acquired in a merger or other business combination transaction, all holders of unexercised Rights (other than the acquirer) will then be entitled to purchase common stock of the acquiring company on a similar basis. In addition, at any time after a 15% position is acquired, the Board of Directors may, at its option, require each outstanding Right (other than Rights held by the acquiring person or group) to be exchanged for one share of the Company's Common Stock, or one common stock equivalent. The Company may redeem the Rights at $.001 per Right at any time prior to the time that a person or group has acquired 15% or more of its Common Stock. The Rights do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings of the Company.

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

     The Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of June 30, 2000, the Company had repurchased a total of 639,450 shares of its Common Stock for $1,024,000, of which 610,450 shares were held in treasury and 29,000 shares were retired. In addition, in June 2000, the Company paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.125 per share which were due to expire in July 2000. Between July 1, 2000 and August 31, 2000, the Company repurchased an additional 85,500 shares of Common Stock for $136,000 and as of August 31, 2000 had approximately $820,000 authorized to repurchase additional shares of Common Stock.

     Industries' Reorganization

     Prior to 1986, the Company provided management, leasing and brokerage services for rail transportation equipment. In response to a severe decline in the boxcar leasing business, in March 1984 Emons Industries, Inc. ("Industries") filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. In December 1986, the Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed Industries' Reorganization Plan (the "Plan") and Emons Transportation Group, Inc. became the parent of Industries and the Maryland and Pennsylvania Railroad.

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

                                   Approximate
                                      Square
          Address                 Feet of Space                              Use
---------------------------    ------------------     -----------------------------------------------
96 South George Street                  5,900         Executive and administrative offices and
York, PA (1)                                          Pennsylvania administrative offices

Princess Street                        15,000         Locomotive repair facility
York, PA

Queen and Hay Streets                  80,000         Rail/truck transfer and 15,000 square foot
York, PA                                              warehouse facility for canned goods and
                                                      various building products

East Princess Street                   70,000         Storage facility
York, PA

North George Street                    85,000         Agricultural bulk products transfer facility
York, PA (2)

Lewiston Junction Road                  4,000         New England administrative offices
Auburn, ME (1)

Lewiston Junction Road                106,700         Locomotive repair facility
Auburn, ME (3)

Island Pond, VT (2)                   295,000         Rail/truck transfer, storage and
                                                      distribution facility for lumber

Richmond, Quebec                        2,500         Operating headquarters

________________________
(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

                                   Acreage or
                                  Approximate
         Address                    Distance                                   Use
---------------------------    ------------------     -----------------------------------------------
York, PA to Porters                    40 miles       Main line railroad track plus rail yards and
Sidling and Hanover, PA                               related facilities

Emmaus, PA to                        15.8 miles       Main line railroad track plus rail yards
East Greenville, PA

Boyertown, PA to                      8.5 miles       Main line railroad track plus rail yards
Pottstown, PA (1)

Kutztown, PA to                       4.4 miles       Main line railroad track
Topton, PA (1)

Manheim, PA                            .6 miles       Main line railroad track

Denver, PA to                          12 miles       Main line railroad track plus rail yards
Sinking Springs, PA

Bridgeport, PA                        2.1 miles       Main line railroad track

Bristol, PA (1)                         1 mile        Main line railroad track

Stanhope, Quebec to                    94 miles       Main line railroad track plus rail yards and
Ste. Rosalie, Quebec                                  related facilities

Lincoln Yard                           25 acres       Rail/truck transfer and storage facility for
West Market Street                                    bulk food grade products, chemicals and
West York, PA                                         non-food bulk products, and aggregates and
                                                      other products

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

Lewiston Junction Road                 42 acres       Rail intermodal terminal
Auburn, ME (1)

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

     Emons Industries, Inc. ("Industries"), a subsidiary of the Company, is currently a defendant in numerous product liability actions. In addition, one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

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

     As of June 30, 2000, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 537 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Between June 30 and August 31, 2000, 231 cases were settled or dismissed at no liability to Industries. Of the remaining 306 lawsuits as of August 31, 2000, 301 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. This appeal is currently pending. If the Bankruptcy Court's judgment is upheld on appeal, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 25 cases remained pending as of August 31, 2000. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court's judgment referred to above is upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate) Industries will not be required to pay any amounts for settlements or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 1999 to June 30, 2000, 14 new actions were commenced in which Industries was named as a defendant and 46 lawsuits were settled or dismissed at no liability to Industries.

     Included in the 537 lawsuits as of June 30, 2000, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company were dismissed by the trial and appellate courts with jurisdiction over them. In the third quarter of fiscal 2000, the Ohio Supreme Court granted plaintiff's application for leave to appeal these dismissals. In July 2000, the Ohio Supreme Court reversed its decision and, as a result, effectively dismissed all 194 cases.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of August 31, 2000:


          State                 Court               Number of Cases
     ----------------     --------------------   ---------------------

     California            Los Angeles County             1
                           San Francisco County           4

     New York              New York County              288
                           Bronx County                   1

     Pennsylvania          Philadelphia County           11

     Texas                 Travis County                  1

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

     Environmental Liability

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad, which was merged into York Railway Company ("YRC") on December 1, 1999, discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. YRC has been performing additional testing and has been working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, YRC discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                    Part II

Item 5.   Market for the Company's Common Equity and Related Stockholder Matters

          Emons Transportation Group's Common Stock is listed on The Nasdaq SmallCap Market(SM) under the symbol "EMON." The table below sets forth the high and low bid for the Common Stock as reported on the SmallCap(SM) for the periods indicated.


                                              COMMON STOCK PRICE RANGE
                                              ------------------------

               Fiscal Year    Fiscal Quarter    High Bid      Low Bid
               -----------    --------------    --------      -------
                  2000           First         $2.46875       $  1.75
                                 Second          2.1875         1.625
                                 Third          2.21875          1.75
                                 Fourth         2.21875          1.25

                  1999           First         $ 3.4375       $ 2.125
                                 Second          2.8125          2.25
                                 Third           2.5625        1.5625
                                 Fourth           2.375          2.00


          As of September 8, 2000, the Company had 7,145,342 shares of Common Stock outstanding which were held by approximately 1,998 stockholders of record. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company's Loan and Security Agreement with its primary lender prohibits the payment of cash dividends and certain other distributions without the prior consent of the lender.

Item 6.   Selected Financial Data


               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           Selected Financial Data
                    For the Five Years Ended June 30, 2000
           (Not Covered by Report of Independent Public Accountants)

----------------------------------------------------------------------------------------------------
                                    2000         1999        1998           1997            1996
----------------------------------------------------------------------------------------------------
  Operating revenues            $25,247,247  $22,950,085  $17,659,930    $16,058,252     $14,917,077
                                ===========  ===========  ===========    ===========     ============

  Income from operations        $ 3,849,190  $ 3,635,903  $ 2,411,963    $ 1,926,419     $ 1,627,339
                                ===========  ===========  ===========    ===========     ============

  Net income                    $ 1,693,989  $ 2,707,308  $ 4,917,622    $   773,793     $   469,501
                                ===========  ===========  ===========    ===========     ============
  Earnings per common share:

     Basic                      $      0.23  $      0.31  $      0.79    $      0.09     $      0.04
     Diluted                    $      0.22  $      0.26  $      0.63    $      0.09     $      0.04

  Total assets                  $34,642,045  $35,025,864  $28,673,277    $24,301,875     $22,789,914
                                ===========  ===========  ===========    ===========     ============

  Debt                          $13,874,675  $14,864,386  $12,342,175    $11,864,130     $11,086,009
                                ===========  ===========  ===========    ===========     ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and other financial information included elsewhere in this Form 10-K.

          General

          On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway ("CN"). The acquisition was completed on December 21, 1998, and SLQ commenced operations on December 1, 1998 under an interim operating arrangement. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border.

          On June 1, 1999, the Norfolk Southern Railroad ("NS") and CSXT Corporation ("CSXT") completed the split-up and acquisition of Consolidated Rail Corporation ("Conrail") and commenced operations of their respective portions of Conrail. NS's and CSXT's implementation of the merger has caused congestion, a lack of car supply for customers and service disruptions, which has resulted in a loss of business to trucking companies for all of the Company's rail operations. While the Company cannot predict how long such problems will persist or what the total impact of such problems may have on its results of operations, the Company believes that, on a long-term basis, the merger will create additional rail business for its Pennsylvania rail operations as a result of longer Class I single-line rail service on competitive routes.

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

          Liquidity and Capital Resources

          The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,960,000 and $4,996,000 at June 30, 2000 and 1999, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of June 30, 2000, the Company had no borrowings under the working capital facility and had approximately $1.9 million available in accordance with the facility's eligibility criteria. As of June 30, 2000, the Company prepaid $1.2 million of its Revolving Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

          The Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of June 30, 2000, the Company had repurchased a total of 639,450 shares of its Common Stock for $1,024,000, of which 610,450 shares were held in treasury and 29,000 shares were retired. In addition, in June 2000, the Company paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.125 per share which were due to expire in July 2000. As of June 30, 2000, the Company had approximately $956,000 authorized to repurchase additional shares of Common Stock.

          The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

          The Company's cash and cash equivalents increased $64,000 for the year ended June 30, 2000. The net increase includes $4,688,000 of cash provided by operations, $8,000 of proceeds from the sale of property and equipment, and a $12,000 exchange rate impact relating to SLQ operations, partially offset by $2,798,000 of capital investments, a $781,000 net reduction in long-term debt, $1,044,000 utilized for the repurchase of 639,450 shares of the Company's Common Stock and for the retirement of warrants to purchase 50,000 shares of the Company's Common Stock, and $21,000 of additional costs incurred in conjunction with the exchange of the Company's Convertible Preferred Stock into Common Stock which took place in June 1999.

          The Company generated $4,688,000 of cash from operations for the year ended June 30, 2000, as compared to $4,714,000 for the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $464,000 from $3,964,000 for the year ended June 30, 1999 to $4,428,000 for the year ended June 30, 2000, as a result of improved operating performance in the current year. Cash provided by changes in assets and liabilities aggregated $260,000 for the year ended June 30, 2000, primarily as a result of the amortization of prepaid insurance premiums for multi-year insurance policies.

          The Company invested $2,798,000 in capital expenditures during fiscal 2000, including $1,879,000 of investments in railroad track structures (net of $387,000 of government grants), a $512,000 investment in the construction of a bulk transfer facility for the Company's logistics operations in York, Pennsylvania (net of $747,000 of grants from the state of Pennsylvania), $210,000 of investments in locomotive equipment and improvements, and $197,000 of other capital investments. Approximately $620,000 of the investment in railroad track structures relates to improvements to SLQ's track infrastructure, a large portion of which was contemplated in connection with the acquisition of SLQ. As of June 30, 2000, the Company had approximately $400,000 of state government grants and approximately $650,000 of Quebec government grants available for future track rehabilitation and other track improvement projects, and was awarded approximately $300,000 of additional state government grants in August 2000.

          In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for an aggregate consideration of $691,000. In addition, PRL submitted a bid and is currently awaiting a response to purchase one additional line, and has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines, in the event of a sale to a third party, will not have a material impact on its results of operations. The Company has no other material commitments for capital expenditures.

          The Company's net long-term debt obligations decreased $781,000 during fiscal 2000, including $2,295,000 of required debt repayments, partially offset by a $1,300,000 draw on the Revolving Term Loan and $214,000 of borrowings under government no interest loan track rehabilitation programs.

          Fiscal 2000 as compared to Fiscal 1999

          Results for the year ended June 30, 2000 were impacted by, among other things, the Company's merger of the operations of two of its subsidiaries, MPA and YKR, on December 1, 1999. For comparability, car count information included in this section has been adjusted to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

                             Results of Operations
                             ---------------------

          The Company generated net income of $1,694,000 for the year ended June 30, 2000, as compared to net income of $2,707,000 for the year ended June 30, 1999. Income from operations increased $213,000, or 6%, from $3,636,000 for fiscal 1999 to $3,849,000 for fiscal 2000, and income before income taxes increased $98,000, or 3.6%, from $2,698,000 to $2,796,000. Operating revenues increased $2,297,000, operating expenses increased $2,084,000, interest income increased $13,000, interest expense increased $78,000, and the provision for income taxes increased $1,111,000 over the prior year. Other non-operating expense increased $50,000 over the prior year primarily due to foreign currency exchange losses in connection with the Company's Canadian operations. Operating expenses for the prior year ended June 30, 1999 include $205,000 of start-up expenses associated with the acquisition and first seven months of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income from operations increased $8,000 while income before income taxes decreased $107,000 for the year ended June 30, 2000, as compared to the year ended June 30, 1999.

                                   Revenues
                                   --------

          Operating revenues increased $2,297,000, or 10%, from $22,950,000 for the year ended June 30, 1999 to $25,247,000 for the year ended June 30, 2000. SLQ generated $5,467,000 of operating revenues in the year ended June 30, 2000 as compared to $3,085,000 for seven months of operations in fiscal 1999. Excluding operating revenues generated by SLQ, the Company's operating revenues decreased $85,000, consisting of a $278,000 increase in freight and haulage revenues (excluding intermodal freight) and a $136,000 increase in intermodal freight and handling revenues, offset by a $22,000 decrease in logistics revenues and a $477,000 decrease in other operating revenues.

          Freight and haulage revenues (excluding intermodal freight) increased $1,978,000, or 11%, consisting of a 19% increase in the number of carloads handled, partially offset by a 6.6% decrease in average revenues per carload. Total traffic handled increased approximately 10,800 carloads from 56,200 for fiscal 1999 to 67,000 for fiscal 2000. Traffic for fiscal years 2000 and 1999 includes approximately 20,200 and 12,400 overhead carloads on SLQ, respectively, that are delivered to SLR and counted as revenue carloads for both SLR and SLQ. Excluding revenues generated by SLQ, which accounted for $3,984,000 of freight and haulage revenues in fiscal 2000 as compared to $2,284,000 for seven months of operations in fiscal 1999, the Company's freight and haulage revenues increased $278,000, or 2%, while traffic decreased slightly by approximately 200 carloads. Freight and haulage revenues on SLR operations in New England decreased $366,000 and traffic decreased approximately 1,200 carloads, while freight and haulage revenues on Pennsylvania rail operations increased $644,000 and traffic increased 1,000 carloads.

          The 1,200 carload decrease in SLR traffic is attributable to a decrease of approximately 285 paper-related carloads resulting from a variety of reasons, including 360 less carloads as a result of the closing of a paper mill (which was subsequently sold and reopened) and problems associated with NS's and CSXT's implementation of the Conrail merger, approximately 1,600 carloads of one-time shipments of pipe and cement last year that did not recur or did not recur at the same volume levels this year, and a decrease of 530 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSXT's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 500 additional salt carloads, 400 additional carloads to an on-line liquid propane gas distributor, and a variety of less significant increases in business.

          Freight and haulage revenues for Pennsylvania rail operations increased $644,000 and traffic handled increased 1,000 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSXT's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to almost 2,000 additional agricultural carloads due to local drought conditions last year, 200 carloads for a new customer, Goodyear Tire & Rubber Company, which completed construction of an on-line regional distribution center and commenced operations in June 1999, and other less significant increases in business. These increases were partially offset by 300 less carloads to a corrugated paper facility which closed during fiscal 2000, a 200 carload reduction in coal business as a result of problems with the customer's cogeneration facility, and a number of other decreases in business primarily attributable to problems caused by the Conrail merger, including business lost to truck during the current year.

          The 6.6% decrease in average revenues per carload is attributable to SLQ, which has an average freight rate that is lower than the Company's other rail operations since a large percentage of SLQ's business is overhead traffic from CN to SLR, and since pricing for this business reflects the operating synergies between SLR and SLQ. Excluding revenues generated by SLQ, average revenues per carload increased 2.2% as a result of mix of business and price adjustments.

          Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, increased $136,000, or 16.5%, from $816,000 for the year ended June 30, 1999 to $952,000 for the year ended June 30, 2000. Intermodal volume increased 16%, or 1,500 trailers and containers, from 9,500 trailers and containers for fiscal 1999 to 11,000 trailers and containers for fiscal 2000. Intermodal freight revenues generated by SLQ aggregated $346,000 for fiscal 2000 as compared to $150,000 for seven months of operations in the prior year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and the Company is cautiously optimistic that this business will continue to result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

          Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $22,000, or 4.5%, from $498,000 for the year ended June 30, 1999 to $476,000 for the year ended June 30, 2000, including a 15.5% decrease in the number of carloads handled. The decrease in business is primarily attributable to the transfer of certain business that is not compatible with our new bulk transfer facility to another rail direct facility located on line, partially offset by an increase in truck brokering revenues attributable to mix of business.

          Excluding other operating revenues generated by SLQ, the Company's other operating revenues decreased $477,000 from the prior year, primarily as a result of a $364,000 decrease in railcar storage and demurrage revenues, $108,000 of one-time blocking revenues from CN in the prior year, and $132,000 of additional third-party track work revenues in the prior year, partially offset by less significant increases in other operating revenues. The decrease in demurrage revenues is partly attributable to demurrage associated with a one-time pipe move for a gas line project in New England in the prior year, and partly to a reduction in business for a printing customer in Pennsylvania which normally generates substantial demurrage revenues. These decreases were partially offset by $142,000 of one-time easement revenues. SLQ generated $1,137,000 of other operating revenues in the current year, including blocking fees and trackage rights revenues, as compared to $650,000 of other operating revenues for seven months of operations in the prior year.

                                   Expenses
                                   --------

          Operating expenses increased $2,084,000, or 11%, from $19,314,000 for the year ended June 30, 1999 to $21,398,000 for the year ended June 30, 2000. The increase consists of $2,080,000 additional cost of operations and $4,000 additional selling and administrative expenses. Excluding operating expenses incurred by SLQ, the Company's operating expenses increased $952,000, or 5.5%. This $952,000 increase includes additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine.

          Cost of operations increased $2,080,000, or 13.4%, from $15,489,000 for the year ended June 30, 1999 to $17,569,000 for the year ended June 30, 2000. Cost of operations for the current year includes $2,906,000 of SLQ operating expenses as compared to $1,799,000 of operating expenses for seven months of operations in the prior year. Excluding operating expenses incurred by SLQ, the Company's cost of operations increased $973,000, including $899,000 additional railroad operating expenses, $3,000 additional intermodal operating expenses and $71,000 additional logistics operating expenses.

          Railroad operating expenses increased $2,006,000 for the year ended June 30, 2000 as compared to the prior year. Excluding SLQ, railroad operating expenses increased $899,000, consisting of a $981,000 increase in SLR expenses in New England partially offset by an $82,000 decrease in expenses for Pennsylvania rail operations.

          The $981,000 net increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine, and the significant increase in fuel prices during fiscal 2000. Locomotive maintenance expenses, which include a full year of SLQ operations in fiscal 2000 as compared to seven months of operations in the prior year, increased as a result of the addition of a chief mechanical officer and locomotive maintenance personnel in conjunction with the 13 locomotives acquired or leased in connection with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. Locomotive fuel costs increased over $500,000 as a result of the significant increase in fuel prices over the prior year. These increases in SLR's railroad operating costs were partially offset by a decrease of over $250,000 in fuel oil transload fees and railcar leasing costs as a result of the loss of a local oil move, a reduction of costs to perform one-time blocking services for CN for the period September through December 1998 for which SLR received blocking fees, and a reduction in the provision for derailments and accidents as a result of more favorable experience in the current year as compared to the prior year.

          The $82,000 net decrease in railroad operating costs for Pennsylvania rail operations includes approximately $100,000 additional locomotive fuel costs as a result of the significant increase in fuel prices in the current year, additional maintenance of way expense as a result of a reduction in capitalized track work performed in the current year as compared to the prior year, and additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in the prior year. These increases were offset by a reduction in car hire expense of approximately $100,000 in conjunction with a corresponding decrease in demurrage revenues, and a decrease in the provision for derailments and accidents as a result of more favorable experience in the current year as compared to the prior year.

          Rail intermodal operating expenses increased $3,000, from $452,000 for the prior year to $455,000 for the current year. The increase is attributable to a 16% increase in the number of trailers and containers handled, partially offset by the favorable settlement in the current year of a previously accrued loss and damage claim.

          Logistics operating expenses increased $71,000, from $592,000 for the year ended June 30, 1999 to $663,000 for the year ended June 30, 2000 despite a 15.5% decrease in the number of railcars handled. The increase is attributable to additional truck brokering expenses associated with the increase in related revenues as a result of mix of business and an increase in fuel prices.

          Selling and administrative expenses increased $4,000, from $3,825,000 for the year ended June 30, 1999 to $3,829,000 for the year ended June 30, 2000. Excluding selling and administrative expenses incurred by SLQ, the Company's selling and administrative expenses decreased $21,000, or .5%. Selling and administrative expenses for the current year include approximately $180,000 of additional professional fees incurred in conjunction with the pursuit of strategic plan initiatives, including a significant project which did not materialize, costs incurred to develop the Company's new web site which was released in December 1999, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. These increases were offset by a reduction in the provisions for commission, profit sharing and incentive compensation plans as a result of the extraordinary fiscal 1999 operating results. SLQ selling and administrative expenses aggregated $113,000 in the current year, including the addition of a sales person at the beginning of the year, as compared to $88,000 for seven months of operations in the prior year, which includes $42,000 of start-up expenses associated with the acquisition of SLQ.

          Interest expense increased $78,000 for the year ended June 30, 2000 as compared to the prior year. The increase is attributable to additional borrowings incurred in the prior year to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments.

          The Company recorded a provision for income taxes of $1,102,000 for the year ended June 30, 2000 as compared to a tax benefit of $9,000 for the year ended June 30, 1999. The provision for income taxes for fiscal 1999 includes a fourth quarter $1.1 million reduction in the valuation allowance and recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards. In accordance with applicable accounting standards, the Company continually reassesses the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future. Based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from CN in December 1998, the Company reduced the valuation allowance and recognized an additional $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards in fiscal 1999.

The Company reduced the valuation allowance in fiscal 1999 because its reassessment indicated that it was more likely than not that the benefits will be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 1999 had the impact of increasing basic earnings per share by $0.18 and diluted earnings per share by $0.14.

          Excluding changes in the valuation allowance relating to the Company's federal net operating loss carryforwards, the provision for income taxes increased $16,000, from $1,086,000 in fiscal 1999 to $1,102,000 in fiscal 2000, while the effective tax rate decreased from 40.3% in fiscal 1999 to 39.4% in fiscal 2000.

          Fiscal 1999 as compared to Fiscal 1998

          Results for the years ended June 30, 1999 and 1998 are impacted by several transactions completed by the Company during fiscal 1999 and 1998.

          On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway ("CN") and commenced operations on December 1, 1998. On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its current lender which provided an additional $4,469,000 seven-year term loan and a $2 million three-year term loan to finance the acquisition of the Sherbrooke Line and related expenditures. During fiscal 1998, the Company entered into agreements to lease and operate one rail line and completed two rail acquisitions (the "1998 Acquired Operations"). In November 1997, SLR entered into an agreement to lease all of the track and property owned by the Berlin Mills Railway Company ("BMS") located in Berlin and Gorham, New Hampshire, and on November 4, 1997 commenced operations. On December 29, 1997, the St. Lawrence & Atlantic Railroad ("SLR") acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company ("NHVT") in Groveton, New Hampshire, and commenced operations on this section of track on December 30, 1997. On December 30, 1997, Penn Eastern Rail Lines, Inc. ("PRL") acquired substantially all of the assets and leases of four railroad operations from an individual owner and operator, and commenced operations on December 31, 1997. The SLQ acquisition and the 1998 Acquired Operations are collectively referred to herein as the "Acquired Operations."

          On August 15, 1997, the Company entered into a Loan and Security Agreement with a new lender which provided a $7,775,000 seven-year revolving term loan and a revolving working capital facility of up to $2 million. The proceeds of the $7,775,000 term loan were utilized to retire existing bank indebtedness and fund refinancing costs.

          The Company renegotiated the Operating and Marketing Agreement between SLR and CN which became effective October 1, 1997. The renegotiated agreement amends the revenue structure for business transacted with CN, resulting in a reduction of SLR's operating revenues from CN. In return, CN provided SLR with additional car hire expense relief, agreed to forego interest on the $1.5 million promissory note due from SLR, and agreed to forgive repayment of the $1.5 million promissory note over a seven-year period. The renegotiated agreement impacts operating revenues, operating expenses and interest expense.

                             Results of Operations
                             ---------------------

          The Company generated net income of $2,707,000 for the year ended June 30, 1999, as compared to net income of $4,918,000 for the year ended June 30, 1998. Approximately $1.1 million of the Company's fiscal 1999 net income was attributable to the recognition of deferred tax benefits associated with the Company's federal net operating loss carryforwards, as compared to the recognition of approximately $3.9 million of deferred tax benefits in the prior year. Income before income taxes increased $1,210,000, or over 80%, from $1,488,000 for the year ended June 30, 1998, to $2,698,000 for the year ended June 30, 1999. Fiscal 1999 includes $205,000 of start-up expenses associated with the acquisition and first seven months of operations of SLQ. Excluding these start-up expenses, income before income taxes increased $1,415,000, or 95%. Operating revenues increased $5,290,000, while operating expenses increased $4,066,000 over fiscal 1998. Interest and other non-operating income decreased $5,000 and interest expense increased $9,000 over fiscal 1998.

                                   Revenues
                                   --------

          Operating revenues increased $5,290,000, or 30%, from $17,660,000 for the year ended June 30, 1998 to $22,950,000 for the year ended June 30, 1999. Acquired Operations accounted for $3,935,000 of this increase, including $3,085,000 of operating revenues generated by SLQ and $850,000 additional operating revenues generated by the 1998 Acquired Operations. Excluding Acquired Operations, operating revenues increased $1,355,000, or 8%, consisting of a $1,480,000 increase in freight and haulage revenues (excluding intermodal freight) and a $349,000 increase in other operating revenues, partially offset by a $260,000 decrease in logistics revenues and a $214,000 decrease in intermodal freight and handling revenues.

          Freight and haulage revenues increased $4,121,000, or 31%, consisting of a 48% increase in the number of carloads handled and a 12% decrease in average revenues per carload. Total traffic handled increased approximately 20,325 carloads, from 42,050 for the year ended June 30, 1998 to 62,375 for the year ended June 30, 1999. Traffic for fiscal 1999 includes approximately 12,400 overhead carloads on SLQ that are delivered to SLR and counted as revenue carloads for both SLR and SLQ. Excluding Acquired Operations, which accounted for $2,641,000 of the increase, freight and haulage revenues increased $1,480,000, or 11%, and traffic increased approximately 3,050 carloads, or 7.5%. This increase includes approximately 3,175 additional carloads on SLR operations in New England, partially offset by a reduction of approximately 125 carloads on Pennsylvania rail operations.

          The 3,175 carload net increase in traffic for SLR is primarily attributable to new business added over the past year. Approximately 1,000 additional carloads were generated by a new on-line liquid propane gas distributor that commenced operations in April 1998, 1,450 carloads were generated by a new overhead move attributable to a special construction project in New England, and 450 additional carloads were generated by a new local oil move to an on-line paper customer that commenced operations in the fourth quarter of fiscal 1998, which is similar to the oil move that was established for another paper customer in fiscal 1997. This customer converted from oil to natural gas in early fiscal 2000, and as a result, SLR will no longer handle this move. These and other less significant increases were partially offset by 300 less salt carloads to an on-line customer as a result of fewer state contract awards to this customer in fiscal 1999 as compared to fiscal 1998.

          The 125 carload net decrease in business for Pennsylvania rail operations, excluding Acquired Operations, includes 325 additional carloads to a new plastics customer, 250 additional carloads to a building products distributor due to the addition of new product lines transported by rail, 300 additional carloads to an on-line warehouse distributor due to an increase in paper business, and 600 additional low rated bridge carloads between the Company's two railroads in York, Pennsylvania. Bridge moves represent traffic that is received from one connecting rail carrier, moved a short distance and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line. Revenues for such moves are generally less (rated lower) than revenues received for traffic delivered to or received from customers located on line since there is substantially less work involved with such moves. These increases were offset by a reduction of approximately 700 carloads to the Company's primary paper customer in Pennsylvania due to a reduction in its business levels, a reduction of 500 agricultural carloads as a result of favorable local supply conditions, a reduction of 400 carloads to the Company's logistics operations, discussed further below, and a variety of other less significant decreases in traffic. Pennsylvania rail operations for the month of June 1999 were adversely affected by service disruptions caused by the implementation of the split-up of Consolidated Rail Corporation between CSXT Corporation and the Norfolk Southern Railroad which took place on June 1, 1999.

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

          Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ intermodal freight revenues, decreased $214,000, or 21%, from $1,030,000 for the year ended June 30, 1998 to $816,000 for the year ended June 30, 1999. Intermodal volume also decreased 21%, or approximately 2,500 trailers and containers, from 12,000 trailers and containers for fiscal 1998 to 9,500 trailers and containers for fiscal 1999. The decrease in intermodal volume is attributable to competition from a nearby intermodal terminal that opened in December 1996, the conversion of certain intermodal business to rail boxcars, and CN's strategy to balance inbound and outbound loads by increasing rates on, and thereby reducing the number of, inbound shipments.

     Logistics revenues generated by the Company's operations in York, Pennsylvania decreased $260,000, or 34%, from $758,000 for the year ended June 30, 1998 to $498,000 for the year ended June 30, 1999. The number of railcars handled decreased 500 carloads, or 33%. The decrease in volume is attributable to the elimination of bulk transfer business for an on-line feed broker, which was handled directly by the customer in fiscal 1999, a decrease in paper transload and storage business as a result of the Company's decision in the second quarter of fiscal 1998 to exit paper warehousing operations and to direct this business to an independent warehouse operator located on line, and a variety of less significant decreases.

     Excluding Acquired Operations, other operating revenues increased $349,000 over fiscal 1998, including $325,000 of additional railcar storage and demurrage revenues and less significant increases in a variety of other revenues. These increases were partially offset by a $130,000 reduction in fees from CN in connection with the renegotiation of the Operating and Marketing Agreement between SLR and CN. SLQ generated $650,000 of other operating revenues, including blocking fees and trackage rights revenues. The 1998 Acquired Operations generated $494,000 additional other operating revenues, including additional railcar storage and demurrage revenues and additional switching service fees for operating BMS.

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

     Cost of operations increased $3,519,000, or 29.5%, from $11,971,000 for the year ended June 30, 1998 to $15,490,000 for the year ended June 30, 1999. Cost of operations for fiscal 1999 includes $3,365,000 of railroad operating expenses associated with the Acquired Operations as compared to $784,000 of such expenses in fiscal 1998. Excluding Acquired Operations, cost of operations increased $938,000, including $1,275,000 additional railroad operating expenses and $35,000 additional other operating expenses, partially offset by a $289,000 decrease in logistics operating expenses and an $83,000 decrease in intermodal operating expenses.

     Railroad operating expenses increased $3,856,000 for the year ended June 30, 1999 as compared to the year ended June 30, 1998. Excluding Acquired Operations, railroad operating expenses increased $1,275,000, consisting of $1,383,000 additional SLR expenses in New England, partially offset by a $108,000 reduction in Pennsylvania expenses.

     The $1,383,000 increase in railroad operating costs for SLR, excluding Acquired Operations, is comprised of $231,000 additional maintenance of way expenses, $733,000 additional transportation expenses, $403,000 additional locomotive maintenance expenses, and $16,000 additional other expenses. The increase in maintenance of way expenses is attributable to a track surfacing project in fiscal 1999 and track projects performed on the behalf of customers for which SLR received revenues. The increase in transportation expenses is attributable to a number of factors relating to the significant increase in traffic. SLR added a local switching job in fiscal 1999, incurred approximately $250,000 of additional transload fees and railcar lease expense in conjunction with a new local oil move, and recorded approximately $160,000 additional expenses in conjunction with derailments. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. These increases in transportation operating expenses were partially offset by a $200,000 decrease in car hire expense in conjunction with the renegotiation of the CN Operating and Marketing

Agreement and an $80,000 decrease in switching fees as a result of the acquisition of one mile of track from NHVT in December 1997. The increase in locomotive maintenance expenses is primarily attributable to additional repair and maintenance expenses incurred due to the increase in business levels, and to the addition of locomotive maintenance personnel and other expenses incurred relating to the 11 locomotives acquired and two locomotives leased in conjunction with the acquisition of SLQ.

     The net decrease in railroad operating costs for Pennsylvania rail operations, excluding Acquired Operations, includes additional costs incurred in connection with minor derailments and accidents, and severance provisions.
These increases were offset by reduced salaries and wages as a result of two unfilled management/supervisory positions, lower locomotive fuel costs as a result of lower fuel rates in fiscal 1999, and efforts to contain operating expenses.

     Rail intermodal operating expenses decreased $83,000, from $535,000 for fiscal 1998 to $452,000 for fiscal 1999, as a result of the 21% decrease in the number of trailers and containers handled from the prior year.

     Logistics operating expenses decreased $289,000, from $881,000 in fiscal 1998 to $592,000 in fiscal 1999, including reductions in property rent and brokered freight expenses as a result of the Company's decision to exit paper warehousing operations, and a reduction in labor and benefits and other operating expenses as a result of a 33% reduction in the number of railcars handled and efforts to control costs.

     Selling and administrative expenses increased $547,000, or 17%, from $3,277,000 for the year ended June 30, 1998 to $3,824,000 for the year ended June 30, 1999. Excluding Acquired Operations, selling and administrative expenses increased $460,000, or 14%. Approximately $350,000 of this increase is attributable to additional payroll, benefits and related expenses as a result of additional personnel and wage adjustments, and additional commissions, profit sharing and incentive compensation as a result of the significant improvement in operating results over fiscal 1998. The remainder of the increase includes additional legal and other professional fees incurred in connection with a number of projects, and additional travel expenses incurred in the pursuit of business opportunities.

     Interest expense increased $9,000 for the year ended June 30, 1999 as compared to the year ended June 30, 1998. The fiscal 1998 amount includes a $108,000 charge incurred in connection with the refinancing of the Company's bank debt in August 1997. Excluding this charge, interest expense increased $117,000 as a result of additional borrowings incurred to finance the Acquired Operations, partially offset by scheduled principal payments and prepayments of the Company's revolving term loan.

     The Company recorded a $9,000 tax benefit for the year ended June 30, 1999 as compared to a $3,430,000 tax benefit for the year ended June 30, 1998. The provision for income taxes for fiscal 1999 and 1998 includes reductions in the valuation allowance and recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards of $1.1 million and $3.9 million, respectively. In accordance with applicable accounting standards, the Company continually reassesses the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future. Based upon the sustained significant increase in taxable income, new business added to the Company's railroad operations, and acquisitions completed during fiscal 1998, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3.9 million relating to its federal net operating loss carryforwards in fiscal 1998. Based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from CN in December 1998, the Company further reduced the valuation allowance and recognized an additional $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards in the fourth quarter of fiscal 1999. The Company reduced the valuation allowance in fiscal 1999 and 1998 because its reassessments indicated that it was more likely than not that the benefits would be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 1999 and 1998 had the impact of increasing basic earnings per share by $0.18 and $0.66, respectively, and diluted earnings per share by $0.14 and $0.50, respectively.

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

          None.


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

       None.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                (Index to Financial Statements and Schedules)

                                                                                      Page
                                                                                      ----
(a) (1) Financial Statements of Emons Transportation Group, Inc. and
          Subsidiaries:

          Report of Independent Public Accountants                                      25

          Consolidated Balance Sheets as of June 30, 2000 and 1999                      26

          Consolidated Statements of Operations for the years ended
            June 30, 2000, 1999 and 1998                                                27

          Consolidated Statements of Stockholders' Equity for the
            years ended June 30, 2000, 1999 and 1998                                    28

          Consolidated Statements of Cash Flows for the years
            ended June 30, 2000, 1999 and 1998                                          29

          Notes to Consolidated Financial Statements                                    30

    (2) Schedules Applicable to Consolidated Financial Statements:

    Schedule III - Financial Statements of Emons Transportation Group, Inc.
                     (Parent Company Only)

          Balance Sheets as of June 30, 2000 and 1999                                   45

          Statements of Operations for the years ended June 30, 2000, 1999 and 1998     46

          Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998     47

    All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.


(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the three-month period ended June 30, 2000.


(c) A list of exhibits can be found on pages 49 to 51 hereof.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Emons Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. (a Delaware Corporation) and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The balance sheet of Emons Transportation Group, Inc. (Parent Company only) as of June 30, 2000 and 1999, and the related statements of operations and cash flows for each of the three years in the period ended June 30, 2000, are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Lancaster, PA
  August 29, 2000

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         as of June 30, 2000 and 1999


---------------------------------------------------------------------------------------------------------------
                                                                                   2000                1999
---------------------------------------------------------------------------------------------------------------
ASSETS
   Current Assets:
      Cash and cash equivalents                                             $     2,092,073     $     2,028,278
      Accounts receivable, less allowance of
         $218,619 in 2000 and $172,673 in 1999                                    2,868,319           2,967,742
      Materials and supplies                                                        273,598             149,815
      Prepaid expenses                                                              217,002             430,743
      Deferred income taxes (Note 8)                                                519,000             812,000
                                                                            ---------------     ---------------
         Total current assets                                                     5,969,992           6,388,578

   Property, plant and equipment, net (Note 1)                                   27,745,947          26,837,051

   Deferred expenses and other assets                                               316,106             557,235

   Deferred income taxes (Note 8)                                                   610,000           1,243,000
                                                                            ---------------     ---------------
TOTAL ASSETS                                                                $    34,642,045     $    35,025,864
                                                                            ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current portion of long-term debt                                     $       492,138     $       651,460
      Accounts payable                                                            1,610,843           1,089,133
      Accrued payroll and related expenses                                        1,651,517           2,060,311
      Income taxes payable                                                          182,984             228,779
      Other accrued expenses                                                      1,534,862           1,710,219
                                                                            ---------------     ---------------
         Total current liabilities                                                5,472,344           5,739,902

   Long-term debt (Note 5)                                                       13,382,537          14,212,926
   Other liabilities                                                                837,133             824,886
                                                                            ---------------     ---------------
         Total Liabilities                                                       19,692,014          20,777,714
                                                                            ---------------     ---------------

   Commitments and contingencies (Notes 6 and 10)                                         -                   -
   Stockholders' Equity:
      Preferred stock, authorized 3,000,000 shares
        $0.14 Series A Cumulative Convertible Preferred Stock,
        $0.01 par value, issued and outstanding -0- shares
        at June 30, 2000 and 1999                                                         -                   -

      Common stock, $0.01 par value, authorized 30,000,000
        shares, issued 7,852,274 and 7,860,274 shares at June 30, 2000
        and 1999, respectively                                                       78,523              78,603

      Additional paid-in capital                                                 23,536,693          23,625,471
      Deficit                                                                    (7,470,202)         (9,164,191)
                                                                            ---------------     ---------------
                                                                                 16,145,014          14,539,883
      Treasury stock, at cost (610,450 shares at June 30, 2000)                    (995,981)                  -
      Cumulative other comprehensive income                                          39,156              33,615
      Unearned compensation - restricted stock awards                              (238,158)           (325,348)
                                                                            ---------------     ---------------
         Total Stockholders' Equity                                              14,950,031          14,248,150
                                                                            ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    34,642,045     $    35,025,864
                                                                            ===============     ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended June 30, 2000, 1999 and 1998


-----------------------------------------------------------------------------------------------------------------
                                                                    2000              1999              1998
-----------------------------------------------------------------------------------------------------------------
Operating revenues                                             $   25,247,247    $   22,950,085    $   17,659,930

Operating expenses:
    Cost of operations                                             17,569,504        15,489,586        11,970,552
    Selling and administrative                                      3,828,553         3,824,596         3,277,415
                                                               --------------    --------------    --------------
       Total operating expenses                                    21,398,057        19,314,182        15,247,967
                                                               --------------    --------------    --------------

Income from operations                                              3,849,190         3,635,903         2,411,963

Other income (expense):
    Interest income                                                   106,904            93,956           100,993
    Interest expense                                               (1,138,159)       (1,059,555)       (1,051,600)
    Other, net                                                        (21,946)           28,004            26,266
                                                               --------------    --------------    --------------
       Total other income (expense)                                (1,053,201)         (937,595)         (924,341)
                                                               --------------    --------------    --------------

Income before income taxes                                          2,795,989         2,698,308         1,487,622

Provision (benefit) for income taxes (Note 8)                       1,102,000            (9,000)       (3,430,000)
                                                               --------------    --------------    --------------

Net income                                                          1,693,989         2,707,308         4,917,622

Preferred dividend requirements (Note 7)                                    -           103,949           218,275
Preferred stock conversion premium (Note 7)                                 -           704,898                 -
                                                               --------------    --------------    --------------

Income applicable to common shareholders                       $    1,693,989    $    1,898,461    $    4,699,347
                                                               ==============    ==============    ==============

Weighted average number of common shares (Notes 1 and 4):

       Basic                                                        7,499,933         6,114,126         5,953,586
                                                               ==============    ==============    ==============
       Diluted                                                      7,750,350         7,836,218         7,829,379
                                                               ==============    ==============    ==============

Earnings per common share (Notes 1 and 4):

       Basic                                                   $         0.23    $         0.31    $         0.79
                                                               ==============    ==============    ==============
       Diluted                                                 $         0.22    $         0.26    $         0.63
                                                               ==============    ==============    ==============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended June 30, 2000, 1999 and 1998

                                                   Cumulative
                                                   Convertible                                         Additional      Restricted
                                                 Preferred Stock                Common Stock             Paid-in        Earnings
                                           -------------------------     --------------------------
                                             Shares         Amount        Shares           Amount        Capital       (Deficit)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                    1,650,857     $  16,509      5,800,624      $   58,006    $ 23,503,442   $(16,789,121)

  Conversion of preferred stock              (122,626)       (1,227)       110,358           1,104             123              -

  Shares issued pursuant to
   1986 Stock Option Plan                           -             -        110,500           1,105         109,796              -

  Shares issued under restricted
   stock plan                                       -             -         25,000             250          79,277              -

  Shares issued in connection with
   acquisition of rail properties                   -             -         85,000             850         170,150              -

  Cancellation of restricted stock
   issued                                           -             -        (69,500)           (695)        (44,930)             -

  Restricted stock repurchased
   and retired                                      -             -        (22,171)           (222)        (84,304)             -

 Amortization of unearned compensation              -             -              -               -               -              -

   Net income                                       -             -              -               -               -      4,917,622
                                           ----------     ---------      ---------      ----------    ------------   ------------
Balance at June 30, 1998                    1,528,231        15,282      6,039,811          60,398      23,733,554    (11,871,499)

  Conversion of preferred stock at 0.9
   exchange rate                              (42,688)         (427)        38,418             384              43              -

  Conversion of preferred stock at 1.1
   exchange rate                           (1,485,543)      (14,855)     1,633,788          16,338        (331,397)             -

  Shares issued pursuant to
   1986 Stock Option Plan                           -             -          1,500              15           2,798              -

  Shares issued pursuant to
   1996 Stock Option Plan                           -             -          5,750              58           5,926              -

  Shares issued under restricted
   stock plan                                       -             -         57,000             570         142,285              -

  Shares issued in connection
   with exercise of warrants                        -             -        100,000           1,000          98,000              -

  Cancellation of restricted
   stock issued                                     -             -        (12,900)           (129)        (16,972)             -

  Restricted stock repurchased
   and retired                                      -             -         (3,093)            (31)         (8,766)             -

  Amortization of unearned compensation             -             -              -               -               -              -

  Comprehensive income:
   Net income                                       -             -              -               -               -      2,707,308
   Foreign currency translation                     -             -              -               -               -              -
                                           ----------     ---------      ---------      ----------    ------------   ------------
  Total comprehensive income                        -             -              -               -               -      2,707,308
                                           ----------     ---------      ---------      ----------    ------------   ------------
Balance at June 30, 1999                            -             -      7,860,274          78,603      23,625,471     (9,164,191)

  Conversion of preferred stock at
   1.1 exchange rate                                -             -              -               -         (21,486)             -

  Shares issued pursuant to
   1986 Stock Option Plan                           -             -         15,000             150          18,600              -

  Shares issued under restricted
   stock plan                                       -             -         40,000             400          77,624              -

  Cancellation of restricted
   stock issued                                     -             -        (34,000)           (340)        (96,681)             -

  Restricted stock repurchased
   and retired                                      -             -        (14,000)           (140)        (22,610)             -

  Common stock repurchased and retired              -             -        (15,000)           (150)        (24,225)             -

  Warrants retired                                  -             -              -               -         (20,000)             -

  Purchase of treasury stock                        -             -              -               -               -              -

  Amortization of unearned compensation             -             -              -               -               -              -

  Comprehensive income:
   Net income                                       -             -              -               -               -      1,693,989
   Foreign currency translation                     -             -              -               -               -              -
                                           ----------     ---------      ---------      ----------    ------------   ------------
  Total comprehensive income                        -             -              -               -               -      1,693,989
                                           ----------     ---------      ---------      ----------    ------------   ------------
Balance at June 30, 2000                            -     $       -      7,852,274      $   78,523    $ 23,536,693   $ (7,470,202)
                                           ==========     =========      =========      ==========    ============   ============

                                                                                         Cumulative
                                                                                           Other        Unearned
                                                             Treasury Stock,              Compre-      Compensation-
                                                                at Cost                   hensive       Restricted   Stockholders'
                                                      --------------------------
                                                         Stock           Amount           Income       Stock Awards     Equity
                                                      ----------------------------------------------------------------------------
Balance at June 30, 1997                                    -         $        -           $      -    $ (349,665)   $  6,439,171

  Conversion of preferred stock                             -                  -                  -             -               -

  Shares issued pursuant to
   1986 Stock Option Plan                                   -                  -                  -             -         110,901

  Shares issued under restricted
   stock plan                                               -                  -                  -       (79,527)              -

  Shares issued in connection with
   acquisition of rail properties                           -                  -                  -             -         171,000

  Cancellation of restricted stock
   issued                                                   -                  -                  -        45,625               -

  Restricted stock repurchased
   and retired                                              -                  -                  -             -         (84,526)

 Amortization of unearned compensation                      -                  -                  -        79,792          79,792

   Net income                                               -                  -                  -             -       4,917,622
                                                      -------         ----------           --------    ----------    ------------
Balance at June 30, 1998                                    -                  -                  -      (303,775)     11,633,960

  Conversion of preferred stock at 0.9
   exchange rate                                            -                  -                  -             -               -

  Conversion of preferred stock at 1.1
   exchange rate                                            -                  -                  -             -        (329,914)

  Shares issued pursuant to
   1986 Stock Option Plan                                   -                  -                  -             -           2,813

  Shares issued pursuant to
   1996 Stock Option Plan                                   -                  -                  -             -           5,984

  Shares issued under restricted
   stock plan                                               -                  -                  -      (142,855)              -

  Shares issued in connection
   with exercise of warrants                                -                  -                  -             -          99,000

  Cancellation of restricted
   stock issued                                             -                  -                  -        17,101               -

  Restricted stock repurchased
   and retired                                              -                  -                  -             -          (8,797)

  Amortization of unearned compensation                     -                  -                  -       104,181         104,181

  Comprehensive income:
   Net income                                               -                  -                  -             -       2,707,308
   Foreign currency translation                             -                  -             33,615             -          33,615
                                                      -------         ----------           --------    ----------    ------------
  Total comprehensive income                                -                  -             33,615             -       2,740,923
                                                      -------         ----------           --------    ----------    ------------
Balance at June 30, 1999                                    -                  -             33,615      (325,348)     14,248,150

  Conversion of preferred stock at
   1.1 exchange rate                                        -                  -                  -             -         (21,486)

  Shares issued pursuant to
   1986 Stock Option Plan                                   -                  -                  -             -          18,750

  Shares issued under restricted
   stock plan                                               -                  -                  -       (78,024)              -

  Cancellation of restricted
   stock issued                                             -                  -                  -        97,021               -

  Restricted stock repurchased
   and retired                                              -                  -                  -             -         (22,750)

  Common stock repurchased and retired                      -                  -                  -             -         (24,375)

  Warrants retired                                          -                  -                  -             -         (20,000)

  Purchase of treasury stock                          610,450           (995,981)                 -             -        (995,981)

  Amortization of unearned compensation                     -                  -                  -        68,193          68,193

  Comprehensive income:
   Net income                                               -                  -                  -             -       1,693,989
   Foreign currency translation                             -                  -              5,541             -           5,541
                                                      -------         ----------           --------    ----------    ------------
  Total comprehensive income                                -                  -              5,541             -       1,699,530
                                                      -------         ----------           --------    ----------    ------------
Balance at June 30, 2000                              610,450         $ (995,981)          $ 39,156    $ (238,158)   $ 14,950,031
                                                      =======         ==========           ========    ==========    ============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 2000, 1999 and 1998

-------------------------------------------------------------------------------------------------------------------
                                                                     2000               1999               1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                     $ 1,693,989        $ 2,707,308        $ 4,917,622
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation                                                 1,853,998          1,474,099          1,257,847
      Amortization                                                   141,500            191,743            153,721
      Loss (gain) on sales of assets                                   2,629                  -            (26,266)
      Gain on forgiveness of debt                                   (189,545)          (174,855)          (121,820)
      Change in deferred income taxes                                926,000           (234,000)        (3,545,000)
      Changes in assets and liabilities:
        Accounts receivable, materials and
          supplies and prepaid expenses                              185,707           (756,864)            53,221
        Accounts payable and accrued expenses                       (105,436)         1,141,655            548,370
        Other assets and liabilities, net                            179,465            364,913           (139,851)
                                                                 -----------        -----------        -----------
Net cash provided by operating activities                          4,688,307          4,713,999          3,097,844
                                                                 -----------        -----------        -----------

Cash flows from investing activities:
  Proceeds from sales of assets                                        7,500             13,576            574,125
  Additions to property, plant and equipment                      (2,797,652)        (2,651,720)        (1,417,103)
  Investment in acquired rail properties                                   -         (4,822,588)          (927,644)
  Increase in deferred expenses                                            -                  -            (20,188)
                                                                 -----------        -----------        -----------
Net cash used in investing activities                             (2,790,152)        (7,460,732)        (1,790,810)
                                                                 -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                           214,455          6,389,039          8,476,696
  Borrowings from long-term debt                                   1,300,000                  -                  -
  Reduction in long-term debt                                     (2,294,985)        (3,859,325)        (8,433,831)
  Purchase of treasury stock                                        (995,981)                 -                  -
  Common stock purchased and retired                                 (48,375)                 -                  -
  Debt issuance costs                                                      -           (198,864)          (214,458)
  Proceeds from issuance of common stock                                   -             99,000             26,375
  Preferred stock conversion costs                                   (21,486)          (329,914)                 -
                                                                 -----------        -----------        -----------
Net cash provided by (used in) financing activities               (1,846,372)         2,099,936           (145,218)
                                                                 -----------        -----------        -----------
Effect of exchange rate changes on cash                               12,012             (1,929)                 -
                                                                 -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                  63,795           (648,726)         1,161,816
Cash and cash equivalents at beginning of year                     2,028,278          2,677,004          1,515,188
                                                                 -----------        -----------        -----------
Cash and cash equivalents at end of year                         $ 2,092,073        $ 2,028,278        $ 2,677,004
                                                                 ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended June 30, 2000, 1999 and 1998


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

        Property, plant and equipment at June 30, 2000 and 1999 consists of the following:

                                                        2000            1999
                                                     -----------     -----------

               Land and railroad track structures    $31,950,498     $29,702,748
               Equipment                               7,198,643       6,871,652
               Buildings                               2,372,087       2,350,656
               Other                                     276,904         276,904
                                                     -----------     -----------
                                                      41,798,132      39,201,960
               Less accumulated depreciation          14,052,185      12,364,909
                                                     -----------     -----------
                                                     $27,745,947     $26,837,051
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

        j.  Foreign Currency Translation
            ----------------------------

        The financial statements of the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), the Company's Canadian subsidiary, are maintained in its functional currency, Canadian dollars. The assets and liabilities of SLQ have been translated into U.S. dollars using the current exchange rate in effect as of the balance sheet date, while results of operations have been translated into U.S. dollars at the average exchange rate in effect during the applicable period. Foreign currency translation adjustments are recorded in Stockholders' Equity, while gains and losses resulting from foreign currency transactions are included currently in income. The Company recognized a foreign currency loss of approximately $19,000 in fiscal 2000 and a foreign currency gain of approximately $28,000 in fiscal 1999.

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

        l.  New Accounting Pronouncement
            ----------------------------

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"). FAS 137 deferred the effective date of FAS 133 one year, to all fiscal quarters of all fiscal years beginning after June 15, 2000. FAS 133 shall not be applied retroactively to financial statements of prior periods. The Company's two interest rate hedging transactions and fixed locomotive fuel price contract constitute cash flow hedges under FAS 133. The Company does not expect the impact of adopting the provisions of FAS

133 to be material. However, FAS 133 could increase volatility in earnings and/or other comprehensive income.

        m.  Reclassifications
            -----------------

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

        Effective November 1, 1997, SLR entered into agreements to lease and operate all of the track, consisting of approximately 11 miles, and property owned by the Berlin Mills Railway Company located in Berlin and Gorham, New Hampshire, and commenced operations on November 4, 1997.

        On December 29, 1997, SLR acquired approximately one mile of track from the New Hampshire and Vermont Railroad Company in Groveton, New Hampshire for $280,000, and commenced operations on this section of track on December 30, 1997.

        On December 30, 1997, Penn Eastern Rail Lines, Inc. acquired substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator for $671,000, and commenced operations on December 31, 1997. The rail operations consist of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two owned lines and five leased lines.


Note 3.  Supplemental Cash Disclosures

        a.  Cash Payments
            -------------

        The Company made the following cash payments for the fiscal years ended June 30, 2000, 1999 and 1998:

                                      2000             1999          1998
                                   ----------        --------      --------
               Interest            $1,042,882        $951,604      $968,529
               Income Taxes           165,460          93,074       101,050

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

        During fiscal 2000, 1999 and 1998, the Company repurchased and retired 11,539, 3,093 and 22,171 shares of restricted Common Stock, respectively, and issued 15,000, 7,250 and 82,500 shares of Common Stock, respectively, pursuant to the 1986 and 1996 Stock Option Plans.


Note 4.  Earnings Per Share

        Earnings per share amounts for the fiscal years ended June 30, 2000, 1999 and 1998 are computed as follows:

                                             For the Year Ended June 30, 2000
                                         ---------------------------------------
                                          Income            Shares         EPS
                                         ----------        ---------     -------
Basic EPS
   Income applicable to common
      shareholders                       $1,693,989        7,499,933       $0.23
                                                                           =====

Effect of Dilutive Securities
   Stock options and warrants                     -          250,417
                                         ----------        ---------

Diluted EPS
   Income applicable to common
        shareholders plus assumed
        conversions                      $1,693,989        7,750,350       $0.22
                                         ==========        =========       =====


                                             For the Year Ended June 30, 1999
                                         ---------------------------------------
                                          Income             Shares        EPS
                                         ----------        ---------     -------
Net Income                               $2,707,308
   Less:
      Preferred dividend requirements       103,949
      Preferred stock conversion
        premium                             704,898
                                         ----------

Basic EPS
   Income applicable to common
      shareholders                       $1,898,461        6,114,126       $0.31
                                                                           =====

Effect of Dilutive Securities
   Stock options and warrants                     -          385,606
   Convertible preferred stock              103,949        1,336,486
                                         ----------        ---------

Diluted EPS
   Income applicable to common
        shareholders plus assumed
        conversions                      $2,002,410        7,836,218       $0.26
                                         ==========        =========       =====

                                             For the Year Ended June 30, 1998
                                         ---------------------------------------
                                          Income             Shares        EPS
                                         ----------        ---------     -------

Net Income                               $4,917,622
   Less: Preferred dividend
        requirements                        218,275
                                         ----------

Basic EPS
   Income applicable to common
        shareholders                     $4,699,347        5,953,586       $0.79
                                                                          ======

Effect of Dilutive Securities
   Stock options and warrants                     -          472,599
   Convertible preferred stock              218,275        1,403,194
                                         ----------        ---------

Diluted EPS
   Income applicable to common
        shareholders plus assumed
        conversions                      $4,917,622        7,829,379       $0.63
                                         ==========        =========       =====


Note 5.  Long-Term Debt

  Long-term debt at June 30, 2000 and 1999 consists of the following:

                                                                        2000                1999
                                                                     -----------        -----------
A Term Loan Facility                                                 $ 4,546,956        $ 4,496,956
B Term Loan Facility                                                   1,441,000          2,000,000
Canadian Term Loan Facility                                            4,449,814          4,469,450
SLR $1,500,000 Promissory Note                                         1,013,126          1,203,324
SLR 1994 Track Rehabilitation Assistance Loan
   from the State of Maine                                               474,344            517,466
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of Maine                                               298,329            130,190
SLR 1995 Track Rehabilitation Assistance Loan
   from the State of New Hampshire                                     1,103,417          1,142,212
Capital Lease Obligations - Locomotives, interest at 7.5%                441,920            484,440
Multi-year Insurance Policies Financing, interest at 8.16%                99,445            360,594
Equipment and Other Loans, interest ranging
   from 8.14% to 10.75%                                                    6,324             59,754
                                                                     -----------        -----------
                                                                      13,874,675         14,864,386
Less current portion                                                     492,138            651,460
                                                                     -----------        -----------
                                                                     $13,382,537        $14,212,926
                                                                     ===========        ===========


        At June 30, 2000, the prime rate was 9.5%, the one- and three-month eurodollar rates were 6.64% and 6.77%, respectively, and the one- and three-month Canadian Dollars bankers' acceptance ("CDOR") rates were 5.84% and 5.89%, respectively.

        On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") which provided a $7,775,000 seven-year revolving term loan (the "A Term Loan") and a $2 million Working Capital Facility. Interest on both the A Term Loan and Working Capital Facility borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 0.0% to 0.5% for prime based borrowings, and from 1.75% to 3% for eurodollar based borrowings, depending upon the Company's financial performance.

        On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its lender which provided an additional $4,469,450 seven-year term loan (the "Canadian Term Loan") and a $2 million three-year term loan (the "B Term Loan") to finance the acquisition of the Sherbrooke Line and related expenditures, including acquisition costs, the purchase of locomotives and other equipment, working capital, and financing costs. Interest on the Canadian Term Loan is based upon the bank's prime rate or CDOR rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 1.75% to 3%, depending upon the Company's financial performance. Interest on the B Term Loan is based upon the bank's prime rate plus 0.5% or the eurodollar rate plus 3%, at the option of the Company. In addition, the Company is required to pay an additional loan fee every six months that increases from .25% for the six months ending June 30, 1999 to 1% for the six months ending December 31, 2001 on the B Term Loan balance outstanding.

        The term of the Working Capital Facility extends through December 31, 2000, and borrowings under this facility are limited based upon eligible accounts receivable as defined in the Amended Loan Agreement. As of June 30, 2000, the Company had no borrowings and had approximately $1.9 million available in accordance with the facility's eligibility criteria. The non-use fee on the Working Capital Facility ranges from 0.25% to 0.5%, based upon the Company's financial performance, and was 0.375% at June 30, 2000.

        Under the Amended Loan Agreement, the payment terms of the A Term Loan were modified. The payment terms for each of the Term Loans under the Amended Loan Agreement are as follows:


                                                  Quarterly Payment
                                                  -----------------
                                                      Canadian
                                           A Term       Term          B Term
        Quarter Ending                      Loan        Loan           Loan
        --------------                    ---------   ---------     -----------
December 31, 1998 - June 30, 1999         $ 150,000   $       -     $         -
September 30, 1999 - June 30, 2000          275,000           -               -
September 30, 2000 - June 30, 2001          300,000           -               -
September 30, 2001                          387,500           -               -
December 31, 2001                           387,500           -       1,441,000
March 31, 2002 - June 30, 2002              387,500           -               -
September 30, 2002 - June 30, 2003          425,000           -               -
September 30, 2003 - December 31, 2003      475,000           -               -
March 31, 2004                              346,956      91,598               -
June 30, 2004                                     -     494,424               -
September 30, 2004 - June 30, 2005                -     634,164               -
September 30, 2005 - December 31, 2005            -     663,568               -


        The Company is required to make additional principal payments equal to 50% of "Excess Cash Flow," as defined in the Amended Loan Agreement within 120 days after the end of each fiscal year, 50% of the net cash proceeds from the sale of the Company's capital stock in excess of $3 million, and the net cash proceeds from the sale of property of the Company in excess of a minimum amount. The Company does not anticipate that any Excess Cash Flow payment will be required based upon the Company's operating results for the year ended June 30, 2000.

        All borrowings under the Term Loans and Working Capital Facility are secured by all of the assets of the Company, and the Amended Loan Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures, lease commitments, and the payment of dividends. As of June 30, 2000, the Company is in compliance with its covenants.

        The Original Loan Agreement required the Company to enter into an interest rate contract with respect to a principal amount of at least one-half of the available A Term Loan balance. Accordingly, on September 23, 1997, the Company entered into a five-year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding per the Original Loan Agreement. In addition, the Amended Loan Agreement required the Company to enter into an interest rate contract with respect to the principal amount of at least one-half of the Canadian Term Loan balance. On January 21, 1999, the Company entered into a five-year interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian term loan balance. The fair value of the LIBOR and CDOR interest rate swap agreements at June 30, 2000 aggregated approximately $101,000.

     The SLR $1,500,000 Promissory Note is subordinated to the Term Loans and Working Capital Facility. In conjunction with the refinancing of the Company's debt in August 1997, the Company renegotiated the terms of the SLR Operating and Marketing Agreement with CN including the terms of the $1,500,000 Promissory Note. In accordance with the revised agreement, the $1,500,000 Promissory Note is being amortized on a quarterly basis over a seven-year period commencing October 1, 1997, at an assumed interest rate of 8.5%, without any principal or interest payment requirements provided that the Company continues to own and operate SLR. Principal payments amortized in fiscal 2000, 1999 and 1998 totaled $189,545, $174,855 and $121,820, respectively, and interest forgiven in fiscal 2000, 1999 and 1998 totaled $96,979, $111,669 and $93,073, respectively.

     In fiscal 1994, the state of Maine awarded SLR a $646,832 non-interest bearing term loan in connection with the state's track rehabilitation assistance program. The term loan is payable in semiannual installments of $21,561 through June 30, 2011. In September 1995, the state of Maine awarded SLR an additional $463,158 non-interest bearing term loan under the state's track rehabilitation assistance program. This additional term loan is payable in semiannual installments of $23,158. In fiscal 1995, the state of New Hampshire awarded SLR a $1,150,000, 4.95% track rehabilitation assistance term loan. This term loan is payable in quarterly installments of $23,656, including principal and interest, through December 2017.

     Maturities of debt over the next five years are as follows:

                       Fiscal Year           Amount Due
                       -----------           ----------

                          2001               $  492,138
                          2002                3,401,384
                          2003                2,136,386
                          2004                2,347,525
                          2005                2,966,577

     The carrying value of debt obligations outstanding approximates market value.

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

     The Company leases its rail intermodal terminal from the City of Auburn, Maine. The lease agreement dated July 19, 1994, includes an initial term of 20 years, three optional ten-year renewal periods, and a purchase option after the third renewal.

     SLR leases all of the track, consisting of approximately 11 miles, and property owned by the Berlin Mills Railway Company. SLR is required to make monthly lease payments of $8,333, adjusted annually by an escalation provision based upon a specified railroad inflation index. The lease agreement, which commenced on November 1, 1997, includes an initial term of ten years and a five-year renewal option.

     Penn Eastern Rail Lines ("PRL") currently leases one rail line that includes an initial five-year lease term that expires in December 2002 and three successive five-year renewal options, and which provides PRL with a right of first refusal in the event of sale. PRL also leased four rail lines, which included five-year lease terms that expired in June 2000 and provided PRL with a right of first refusal in the event of sale. During fiscal 2000, PRL received notice from the owner of its intention to offer these lines for sale. PRL exercised its right of first refusal with respect to two of the four lines and purchased these lines in August 2000 for $691,000. In addition, PRL submitted a bid and is currently awaiting a response to purchase one additional line, and has elected not to purchase the fourth line. The lease terms for these lines was extended through December 31, 2000 pending their disposition.

     c.  Future Minimum Lease Payments
         -----------------------------

     Future minimum lease commitments under non-cancelable leases as of June 30, 2000 are as follows:

                                                          Operating            Capital
                      Fiscal Year                          Leases              Leases
       -------------------------------------             ----------          ----------
                        2001                             $  743,808          $  80,595
                        2002                                665,103             80,595
                        2003                                620,936             80,595
                        2004                                567,431             80,595
                        2005                                388,334            228,534
                        2006 and thereafter               2,305,519                ---
                                                         ----------          ---------
       Total future minimum lease payments               $5,291,131            550,914
                                                         ==========
       Less - amount representing interest,
        at 7.5%                                                               (108,994)
                                                                             ---------
       Present value of future minimum lease
        payments                                                             $ 441,920
                                                                             =========

     Rent expense totaled $1,221,287, $1,269,331 and $1,073,610 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

     b.  Preferred Stock
         ---------------

     At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. This represents an inducement premium of 296,799 shares of Common Stock in excess of the .9 conversion rate offered under the original terms of the Convertible Preferred Stock. The estimated fair market value of the conversion premium in the amount of $704,898, based upon the average closing bid and ask price of the Company's Common Stock of $2.375 on the date of the Merger, has been charged to income applicable to common shareholders for fiscal 1999 in the accompanying

Consolidated Statement of Operations. The conversion premium charged to income applicable to common shareholders reduced fiscal 1999 basic and diluted earnings per share by $0.12 and $0.09, respectively. Dividends in arrears that were eliminated as a result of the Merger aggregated $1,767,796 as of June 29, 1999.

     c.  Stock Repurchase Program
         ------------------------

     On March 8, 2000, the Company repurchased 310,450 shares of its Common Stock for $506,000. On March 20, 2000, the Company's Board of Directors, with the approval of the Company's lender, authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million, including the previously acquired 310,450 shares. As of June 30, 2000, the Company had repurchased 639,450 shares of its Common Stock for $1,024,356, of which 610,450 shares were held in treasury and 29,000 shares were retired. In addition, the Company paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.125 per share which were due to expire in July 2000.

Note 8.  Income Taxes

     The provision for income taxes for the years ended June 30, 2000, 1999 and 1998 is comprised of the following:

                              2000              1999              1998
                          -----------       -----------      -------------
        Current:
           Federal        $    55,000       $   60,000       $     45,000
           State              115,000           90,000             70,000
           Foreign              6,000           75,000                ---
                          -----------       ----------       ------------
        Total current         176,000          225,000            115,000
                          -----------       ----------       ------------
        Deferred:
           Federal            911,000         (179,000)        (3,420,000)
           State               15,000          (55,000)          (125,000)
                          -----------       ----------       ------------
        Total deferred        926,000         (234,000)        (3,545,000)
                          -----------       ----------       ------------

        Total             $ 1,102,000       $   (9,000)      $ (3,430,000)
                          ===========       ==========       ============

     The Company utilized approximately $2.75 million of federal and $850,000 of state net operating loss carryforwards in computing the fiscal 2000 current provision for income taxes. At June 30, 2000, the Company had approximately $34 million of federal net operating loss carryforwards available that expire in various years from fiscal 2001 through fiscal 2008, a significant portion of which expire in fiscal 2002.

     Deferred tax assets and liabilities are comprised of the following at June 30, 2000 and 1999:

                                                         2000           1999
                                                     ------------   ------------
        Deferred tax assets:
           Accrued expenses                          $ 1,111,000    $ 1,246,000
           Net operating loss carryforwards           11,688,000     12,756,000
                                                     -----------    -----------
                                                      12,799,000     14,002,000
           Valuation allowance                        (9,395,000)    (9,620,000)
                                                     -----------    -----------
                                                       3,404,000      4,382,000
        Deferred tax liabilities:
           Property, plant and equipment              (2,275,000)    (2,327,000)
                                                     -----------    -----------

        Net deferred tax asset                       $ 1,129,000    $ 2,055,000
                                                     ===========    ===========

     The valuation allowance has been provided to reduce the deferred tax assets, which relate principally to the Company's net operating loss carryforwards, to the estimated recoverable amount based upon the estimated utilization of the deferred tax assets. The Company continually reassesses the estimated amount of deferred tax assets that it believes it will be able to utilize in the future. In fiscal 1998, based upon the sustained significant increase in taxable income, new business added to the Company's railroad operations, and acquisitions completed during the year, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $3.9 million relating to its federal net operating loss carryforwards. In fiscal 1999, based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from CN in December 1998, the Company further reduced the valuation allowance and recognized an additional $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards. The Company reduced the valuation allowance in fiscal 1999 and 1998 because its reassessments indicated that it was more likely than not that the benefits would be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 1999 and 1998 had the impact of increasing basic earnings per share by $0.18 and $0.66, respectively, and diluted earnings per share by $0.14 and $0.50, respectively.

     A reconciliation of the difference between the United States statutory federal income tax rate and the Company's effective income tax rate for the years ended June 30, 2000, 1999 and 1998 is as follows:

                                               2000         1999         1998
                                               -----       ------      --------
        United States statutory tax rate       34.0%        34.0%         34.0%
        State income taxes, net of
           federal income taxes                 3.1          0.9          (2.4)
        Foreign income taxes                    3.1          4.8           ---
        Reduction of prior valuation
           allowance against net
           operating loss carryforwards        (1.8)       (40.6)       (263.4)
        Other, net                              1.0          0.6           1.2
                                               ----        -----       -------

        Effective tax rate                     39.4%        (0.3)%      (230.6)%
                                               ====        =====       =======

Note 9.  Customer Concentrations

     The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, and Quebec, Canada, many of whom are involved in the pulp and paper industry.

     One customer accounted for approximately 10% of the Company's fiscal 2000 total operating revenues, one customer accounted for approximately 10% of the Company's fiscal 1999 total operating revenues and two customers each accounted for approximately 10% of the Company's fiscal 1998 total operating revenues.

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

     As of June 30, 2000, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 537 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Between June 30 and August 31, 2000, 231 cases were settled or dismissed at no liability to Industries. Of the remaining 306 lawsuits as of August 31, 2000, 301 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. This appeal is currently pending. If the Bankruptcy Court's judgment is upheld on appeal, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 25 cases remained pending as of August 31, 2000. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court's judgment referred to above is upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate) Industries will not be required to pay any amounts for settlements or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 1999 to June 30, 2000, 14 new actions were commenced in which Industries was named as a defendant and 46 lawsuits were settled or dismissed at no liability to Industries.

     Included in the 537 lawsuits as of June 30, 2000, there were 194 cases pending in the state court in Ohio. On June 29, 1998, the Ohio Supreme Court ruled that Ohio law would not permit DES cases in which the plaintiff could not identify the manufacturer of DES allegedly ingested by mothers of DES plaintiffs. As a result, all 194 Ohio DES cases against the Company were dismissed by the trial and appellate courts with jurisdiction over them. In the third quarter of fiscal 2000, the Ohio Supreme Court granted plaintiff's application for leave to appeal these dismissals. In July 2000, the Ohio Supreme Court reversed its decision and, as a result, effectively dismissed all 194 cases.

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

     b.  Environmental Liability
         -----------------------

     During fiscal 1994, the Company's Maryland and Pennsylvania Railroad, which was merged into York Railway Company ("YRC") on December 1, 1999, discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. YRC has been performing additional testing and has been working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, YRC discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

Note 11.  Stock-Based Compensation and Warrants

     a.  Stock Option Plans
         ------------------

     In November 1996, the Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "Plan"), which replaced the Company's expiring 1986 Stock Option Plan. The terms of the new Plan are substantially the same as the terms of the 1986 Stock Option Plan. The Plan provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock to key employees. Under the Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. During fiscal 2000, the Company issued options to purchase 58,500 shares of the Company's Common Stock under the Plan at prices ranging from $1.719 to $2.1875, which vest over five years. As of June 30, 2000, 22,500 options were available for issuance under the Plan. On March 20, 2000, the Compensation Committee of the Board of Directors accelerated to the date of the meeting the exercise date of all currently unexercisable portions of outstanding stock options granted to certain employees of the Company prior to March 20, 1999, which resulted in the acceleration of 198,000 options.

     Separate from the above plans, the Company has granted stock options to its non-employee directors on various dates from fiscal 1993 through fiscal 2000 to purchase shares of the Company's Common Stock at exercise prices equal to the fair market value of the stock on the date of grant. The vesting period for these options ranges from three to four years, and these options expire ten years from the date of grant. In addition, in March 2000, the Company issued 130,000 non-qualified stock options to certain employees at an exercise price equal to the fair market value of the stock on the date of grant which vested immediately.

     A summary of stock option activity under the Company's stock option plans is as follows:

                                                                  Option Price per Share
                                                            -------------------------------------
                                         Stock Options          Range            Weighted Average
                                         -------------      -------------        ----------------
    Balance at June 30, 1997                923,000         $0.81 - $3.25             $1.58
       Options granted                      256,000          1.88 -  3.91              2.76
       Options exercised                   (110,500)         0.81 -  1.06              1.00
       Options forfeited                   (144,500)         0.81 -  3.25              1.84
                                          ---------
    Balance at June 30, 1998                924,000          0.81 -  3.91              1.93
       Options granted                      143,000          2.09 -  2.72              2.49
       Options exercised                     (7,250)         1.00 -  1.88              1.21
       Options forfeited                    (10,750)         1.00 -  3.22              2.11
                                          ---------
    Balance at June 30, 1999              1,049,000          0.81 -  3.91              2.01
       Options granted                      238,500          1.72 -  2.19              2.01
       Options exercised                    (15,000)             1.25                  1.25
       Options forfeited                    (31,500)         2.09 -  3.91              3.05
                                          ---------
    Balance at June 30, 2000              1,241,000          0.81 -  3.91              2.00
                                          =========

                                          June 30, 2000    June 30, 1999      June 30, 1998
                                          -------------    -------------      -------------
     Options exercisable                    1,036,666          612,666           425,599
     Weighted average exercise price            $1.94            $1.51             $1.26

     A summary of stock option information regarding options outstanding at June 30, 2000 is as follows:

                                   Weighted      Weighted        Stock       Weighted
    Range of      Unexercised      Average       Average        Options      Average
    Exercise         Stock        Remaining      Exercise      Currently     Exercise
     Prices         Options      Life (Years)     Price       Exercisable      Price
     ------         -------      -----------      -----       -----------      -----
 $0.75 - $1.25       435,000        4.5           $1.03          435,000       $1.03
  1.26 -  2.25       346,000        8.8            1.94          214,000        1.91
  2.26 -  3.25       430,000        7.5            2.89          357,666        2.91
  3.26 -  4.00        30,000        8.7            3.91           30,000        3.91
                   ---------                                   ---------
      Total        1,241,000        6.8            2.00        1,036,666        1.94
                   =========                                   =========

   The Company accounts for stock options issued under its stock option plans in accordance with APB Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company's pro forma net income and earnings per share under the provisions of FAS 123 for the years ended June 30, 2000, 1999 and 1998 would have been as follows:

                                             2000         1999          1998
                                          ----------   ----------    ----------
       Net income:
          As reported                     $1,693,989   $2,707,308    $4,917,622
          Pro forma                          997,661    2,465,490     4,759,774
       Basic earnings per share:
          As reported                     $     0.23   $     0.31    $     0.79
          Pro forma                             0.13         0.27          0.76
       Diluted earnings per share:
          As reported                     $     0.22   $     0.26    $     0.63
          Pro forma                             0.13         0.22          0.61
       Weighted average fair value
          of options granted              $     1.52   $     1.84    $     2.08

     The pro forma information provided above does not include the impact of stock options granted prior to July 1, 1995. As a result, compensation cost under FAS 123 included in the determination of the pro forma information may not be representative of what compensation cost would have been had the provisions of FAS 123 been applied to prior years, and may not be indicative of compensation cost under FAS 123 in future years. The fair value of options granted on the date of grant included in the pro forma information for the years ended June 30, 2000, 1999, and 1998 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                             2000         1999           1998
                                           --------     --------       --------
          Weighted average:
              Risk free interest rate         7.21%        5.10%           6.0%
              Expected life                10 years     10 years       10 years
              Expected volatility             58.1%        60.1%          60.4%
              Expected dividend yield          0.0%         0.0%           0.0%

     b.  Restricted Stock Plan
         ---------------------

     The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years. At June 30, 2000, 1999 and 1998, 264,350, 270,350, and 314,450 shares were available for issuance, respectively. A summary of activity under the Company's Restricted Stock Plan is as follows:

                                             2000          1999        1998
                                           --------     ---------    --------
       Awards:
          Shares                             40,000        57,000      25,000
          Fair value at date of grant      $ 78,024     $ 142,855    $ 79,527

       Cancellations:
          Shares                             34,000        12,900      69,500
          Fair value at date of grant      $ 97,021     $  17,101    $ 45,625

       Compensation expense                $ 68,193     $ 104,181    $ 79,792

     c.  Common Stock Warrants
         ---------------------

     At June 30, 2000, the Company had warrants outstanding to purchase up to 60,000 shares of Common Stock at prices ranging from $2.625 to $2.75 per share.

Note 12.  Segment Information

     The Company identifies its reportable segments by the geographic region in which each segment operates. All of the Company's principal operating segments, which involve the operation of short line railroads, have similar economic characteristics. As a result, all of the Company's reportable segments have been aggregated into one segment for purposes of FAS 131.

     Financial information by geographic area is as follows:

                                                   Year Ended June 30,
                                    --------------------------------------------
                                        2000            1999            1998
                                    ------------    ------------    ------------

   Operating revenues
      United States                 $ 19,780,445    $ 19,864,916    $ 17,659,930
      Canada                           5,466,802       3,085,169             ---
                                    ------------    ------------    ------------
   Total operating revenues         $ 25,247,247    $ 22,950,085    $ 17,659,930
                                    ============    ============    ============

   Identifiable assets
      United States                 $ 27,884,230    $ 28,564,478    $ 28,673,277
      Canada                           6,757,815       6,461,386             ---
                                    ------------    ------------    ------------
   Total identifiable assets        $ 34,642,045    $ 35,025,864    $ 28,673,277
                                    ============    ============    ============

Note 13.  Quarterly Financial Data (Unaudited)

                                                                        Three months ended
                                                 -------------------------------------------------------------------
                                                 September 30        December 31         March 31          June 30
                                                 ------------        -----------       -----------       -----------
For the fiscal year ended June 30, 2000:
----------------------------------------
Operating revenues                                $ 6,184,935        $ 6,391,411       $ 6,245,268       $ 6,425,633
Income from operations                              1,135,599          1,072,305           585,374         1,055,912
Net income                                            511,025            448,519            77,170           657,275
Earnings per common share:
     Basic                                        $      0.07        $      0.06       $      0.01       $      0.09
     Diluted                                             0.06               0.06              0.01              0.09

For the fiscal year ended June 30, 1999:
----------------------------------------
Operating revenues                                $ 5,150,791        $ 5,248,606       $ 6,229,741       $ 6,320,947
Income from operations                                912,698            729,588           876,258         1,117,359
Net income                                            454,003            267,883           371,322         1,614,100
Earnings per common share:
     Basic                                        $      0.07        $      0.04       $      0.05       $      0.15
     Diluted                                             0.06               0.03              0.05              0.12

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                                Balance Sheets
                         as of June 30, 2000 and 1999

                                                          2000         1999
                                                      ------------ ------------
ASSETS

   Current assets:
      Cash and cash equivalents                       $ 1,812,552  $ 1,666,114
      Accounts receivable                                   3,908        3,004
      Prepaid expenses and other current assets           (36,750)        (974)
      Deferred income taxes                               395,000      676,000
                                                      -----------  -----------
         Total current assets                           2,174,710    2,344,144

   Investments in subsidiaries at equity               22,591,239   16,914,709
   Property and equipment, net of accumulated
      depreciation of $571,581 and $532,227
      as of June 30, 2000 and 1999, respectively           93,573      101,619
   Due from affiliates                                  1,142,975    1,142,975
   Deferred income taxes                                  984,000    1,625,000
   Deferred expenses and other assets                      36,239       87,831
                                                      -----------  -----------
TOTAL ASSETS                                          $27,022,736  $22,216,278
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt               $    16,877  $    72,245
      Accounts payable                                    151,327      137,782
      Accrued payroll and related expenses                185,786      448,066
      Income taxes payable                              1,045,917      654,998
      Other accrued expenses                               97,181      162,484
      Due to affiliates                                 8,384,617    3,719,027
                                                      -----------  -----------
         Total current liabilities                      9,881,705    5,194,602

   Long-term debt                                       1,441,000    2,023,526
   Note payable to affiliate                              750,000      750,000
                                                      -----------  -----------
         Total Liabilities                             12,072,705    7,968,128
                                                      -----------  -----------

   Stockholders' Equity:

      Preferred stock, authorized 3,000,000 shares
         $0.14 Series A Cumulative Convertible
         Preferred Stock, $0.01 par value, issued
         and outstanding -0- shares at June 30,
         2000 and 1999                                          -            -

      Common stock, $0.01 par value,  authorized
         30,000,000 shares, issued 7,852,274 and
         7,860,274 shares at June 30, 2000
         and 1999, respectively                            78,523       78,603

      Additional paid-in capital                       23,536,693   23,625,471
      Deficit                                          (7,470,202)  (9,164,191)
                                                      -----------  -----------
                                                       16,145,014   14,539,883
      Treasury stock, at cost (610,450 shares
         at June 30, 2000)                               (995,981)           -
      Cumulative other comprehensive income                39,156       33,615
      Unearned compensation - restricted stock awards    (238,158)    (325,348)
                                                      -----------  -----------
         Total Stockholders' Equity                    14,950,031   14,248,150
                                                      -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $27,022,736  $22,216,278
                                                      ===========  ===========

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Operations
               for the years ended June 30, 2000, 1999 and 1998

                                                     2000           1999            1998
                                                 ------------   -------------  --------------
Operating revenues:
   Intercompany management fees                   $ 2,591,832    $ 2,455,880     $ 2,015,556
                                                 ------------   ------------   -------------

Operating expenses:
   General and administrative expenses              2,378,208      2,312,305       1,968,840
   Depreciation                                        39,354         31,008          28,347
                                                 ------------   ------------   -------------
      Total operating expenses                      2,417,562      2,343,313       1,997,187
                                                 ------------   ------------   -------------

Income from operations                                174,270        112,567          18,369

Other income (expense):
   Intercompany interest income                             -              -         577,428
   Interest and other income                           57,235         58,424          55,324
   Interest expense                                  (231,505)      (170,991)        (73,693)
                                                 ------------   ------------   -------------
      Total other income (expense)                   (174,270)      (112,567)        559,059
                                                 ------------   ------------   -------------

Income before income taxes and equity in
   undistributed net earnings of subsidiaries               -              -         577,428

Provision (benefit) for income taxes                  977,000       (110,000)     (3,331,537)
                                                 ------------   ------------   -------------


Income (loss) before equity in undistributed net
   earnings of subsidiaries                          (977,000)       110,000       3,908,965

Equity in undistributed net earnings of
   subsidiaries                                     2,670,989      2,597,308       1,008,657
                                                 ------------   ------------   -------------


Net income                                        $ 1,693,989    $ 2,707,308     $ 4,917,622
                                                  ===========   ============    ============

                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Cash Flows
               for the years ended June 30, 2000, 1999 and 1998

                                                               2000               1999              1998
                                                          ---------------   ----------------  ----------------

   Cash flows from operating activities:
      Net income                                             $ 1,693,989        $ 2,707,308       $ 4,917,622
         Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation                                          39,354             31,008            28,347
            Amortization of deferred compensation                 68,193            104,181            79,792
            Amortization of deferred financing                     6,672              3,336                 -
            Equity in net earnings of subsidiaries            (2,670,989)        (2,597,308)       (1,008,657)
            Change in deferred income taxes                      922,000           (190,000)       (3,376,537)
            Changes in assets and liabilities:
               Accounts receivable, prepaid expenses and
                  other current assets                            34,872             47,438           (14,247)
               Accounts payable and accrued expenses              76,881            705,949           326,547
               Other assets                                       44,920             41,758           (92,410)
                                                          --------------    ---------------   ---------------
   Net cash provided by operating activities                     215,892            853,670           860,457
                                                          --------------    ---------------   ---------------

   Cash flows from investing activities:
      Additions to property and equipment                        (31,308)           (54,114)          (29,665)
      Investments in subsidiaries                             (3,000,000)        (2,000,000)       (9,739,006)
      Change in due to / from affiliates, net                  4,665,590         (1,169,164)       10,030,778
      Dividends received from subsidiaries                             -                  -           706,000
                                                          --------------    ---------------   ---------------
   Net cash provided by (used in) investing activities         1,634,282         (3,223,278)          968,107
                                                          --------------    ---------------   ---------------

   Cash flows from financing activities:
      Proceeds from issuance of long-term debt                         -          2,000,000           142,830
      Reduction in long-term debt                               (637,894)           (74,131)          (27,393)
      Purchase of treasury stock                                (995,981)                 -                 -
      Common stock purchased and retired                         (48,375)                 -                 -
      Debt issuance costs                                              -            (20,000)                -
      Proceeds from issuance of common stock                           -             99,000            26,375
      Preferred stock conversion costs                           (21,486)          (329,914)                -
                                                          --------------    ---------------   ---------------
   Net cash provided by (used in) financing activities        (1,703,736)         1,674,955           141,812
                                                          --------------    ---------------   ---------------

   Net increase (decrease) in cash and cash equivalents          146,438           (694,653)        1,970,376

   Cash and cash equivalents at beginning of year              1,666,114          2,360,767           390,391
                                                          --------------    ---------------   ---------------

   Cash and cash equivalents at end of year                  $ 1,812,552        $ 1,666,114       $ 2,360,767
                                                          ==============    ===============   ===============


Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EMONS TRANSPORTATION GROUP, INC.

By: /s/ Robert Grossman                    Date: September 21, 2000
    ---------------------------------            ------------------
    Robert Grossman, Chairman of the
    Board of Directors, President and
    Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Grossman                        Date: September 21, 2000
---------------------------------------          ------------------
Robert Grossman, Chairman of the Board
of Directors, President and Chief
Executive Officer

/s/ Scott F. Ziegler                       Date: September 21, 2000
---------------------------------------          ------------------
Scott F. Ziegler, Senior Vice President
and Chief Financial Officer, Controller
and Secretary, signing on behalf of the
registrant as its principal financial
and accounting officer and as Director

/s/ Robert J. Smallacombe                  Date: September 21, 2000
---------------------------------------          ------------------
Robert J. Smallacombe, Director

/s/ Dean H. Wise                           Date: September 21, 2000
---------------------------------------          ------------------
Dean H. Wise, Director

/s/ Alfred P. Smith                        Date: September 21, 2000
---------------------------------------          ------------------
Alfred P. Smith, Director

/s/ Kimberly A. Madigan                    Date: September 21, 2000
---------------------------------------          ------------------
Kimberly A. Madigan, Director

/s/ Michael J. Blake                       Date: September 21, 2000
---------------------------------------          ------------------
Michael J. Blake, Director

EXHIBITS

     The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                             Page in
                                                                                           Sequentially
 Exhibit                                                                                     Numbered
  Number                                      Exhibit                                          Copy
----------      ------------------------------------------------------------------         ------------
 3 (i) (a)      Certificate of Incorporation for Emons Holdings, Inc. dated
                December 19, 1986  (incorporated by reference from Emons Holdings,
                Inc. Report on Form 10-K for the year ended June 30, 1987, Exhibit               --
                Number 3 (a))

 3 (i) (b)      Certificate of Amendment of Certificate of Incorporation for Emons
                Holdings, Inc. dated September 26, 1989  (incorporated by
                reference from Emons Holdings, Inc. Report on Form 10-Q for the
                quarter ended September 30, 1989, Exhibit Number 3 (b))                          --

 3 (i) (c)      Certificate of Amendment of Certificate of Incorporation of Emons
                Holdings, Inc. dated November 18, 1993  (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-Q for the
                quarter ended December 31, 1993, Exhibit Number 3 (d))                           --

 3 (i) (d)      Certificate of Amendment of Certificate of Incorporation of Emons
                Transportation Group, Inc. dated June 29, 1999
                (incorporated by reference from Emons Transportation Group, Inc.
                Report on Form 10-K for the year ended June 30, 1999, Exhibit
                Number 3 (e))                                                                    --

 3 (ii)         Amended and Restated By-Laws for Emons Holdings, Inc.
                (incorporated by reference from Emons Holdings, Inc. Report on
                Form 10-Q for the quarter ended September 30, 1989, Exhibit Number
                3 (c))                                                                           --

 4              Rights Agreement dated as of April 23, 1999 between Emons
                Transportation Group, Inc. and American Stock Transfer & Trust
                Company, as Rights Agent  (incorporated by reference from Emons
                Transportation Group, Inc. Report on Form 8-K dated April 29,
                1999, Exhibit Number 1)                                                          --

10 (a)          Lease Agreement dated July 19, 1994 by and between the City of
                Auburn, Maine and Maine Intermodal Transportation, Inc.
                (incorporated by reference from Emons Transportation Group, Inc.
                Report on Form 10-K for the year ended June 30, 1995, Exhibit
                Number 10 (a))                                                                   --

10 (b)          Amended and Restated Employment Agreement with Robert Grossman dated December 31, 1989  (incorporated by reference from Emons
                Transportation Group, Inc. Report on Form 10-K for the year ended
                June 30, 1997, Exhibit Number 10 (b))                                            --

                                                                                             Page in
                                                                                           Sequentially
 Exhibit                                                                                     Numbered
  Number                                      Exhibit                                          Copy
---------       ------------------------------------------------------------------         ------------
 10 (c)         Amendment to the Amended and Restated Employment Agreement with
                Robert Grossman dated May 26, 1994  (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for the
                year ended June 30, 1997, Exhibit Number 10 (c))                                --



 10 (d)         Amendment to the Amended and Restated Employment Agreement with
                Robert Grossman dated June 17, 1998
                (incorporated by reference from Emons Transportation Group, Inc.
                Report on Form 10-K for the year ended June 30, 1998, Exhibit
                Number 10 (d))                                                                  --

 10 (e)         Amendment to the Amended and Restated Employment Agreement with
                Robert Grossman dated March 20, 2000                                            --

 10 (f)         Loan and Security Agreement dated August 15, 1997 among Emons
                Transportation Group, Inc., Emons Industries, Inc., Emons Finance
                Corp., Maryland and Pennsylvania Railroad, Emons Logistics
                Services, Inc., Maine Intermodal Transportation, Inc., Emons
                Railroad Group, Inc., Yorkrail, Inc., and St. Lawrence & Atlantic
                Railroad, as the Borrowers, and LaSalle National Bank, as the
                Lender  (incorporated by reference from Emons Transportation
                Group, Inc. Report on Form 10-K for the year ended June 30, 1997,
                Exhibit Number 10 (f))                                                          --

 10 (g)         Lease Agreement dated as of November 1, 1997 between St. Lawrence
                & Atlantic Railroad Company and Berlin Mills Railway, Inc.
                (incorporated by reference from Emons Transportation Group, Inc.
                Report on Form 10-Q for the quarter ended September 30, 1997,
                Exhibit Number 10 (b))                                                          --

 10 (h)         Asset Purchase Agreement between John C. Nolan, Lancaster Northern
                Railway, Inc., Chester Valley Railway, Inc., East Penn Railways,
                Inc., and Bristol Industrial Terminal Railway, Inc. and Penn
                Eastern Rail Lines, Inc. dated November 7, 1997  (incorporated by reference from Emons Transportation Group, Inc. Report on Form
                10-Q for the quarter ended December 31, 1997, Exhibit Number 10
                (c))                                                                            --

 10 (i)         Asset Purchase Agreement between New Hampshire and Vermont
                Railroad Company, Inc. and St. Lawrence & Atlantic Railroad
                Company dated December 12, 1997  (incorporated by reference from
                Emons Transportation Group, Inc. Report on Form 10-Q for the
                quarter ended December 31, 1997, Exhibit Number 10 (d))                         --

 10 (j)         Asset Purchase Agreement between St. Lawrence & Atlantic Railroad
                (Quebec) Inc. and Canadian National Railway Company dated November
                25, 1998  (incorporated by reference from Emons Transportation
                Group, Inc. Report on Form 8-K dated December 23, 1998, Exhibit
                Number 10 (a))                                                                  --

                                                                                             Page in
                                                                                           Sequentially
 Exhibit                                                                                     Numbered
  Number                                      Exhibit                                          Copy
---------       ------------------------------------------------------------------         ------------
 10 (k)         Amended and Restated Loan and Security Agreement dated as of
                December 21, 1998 among Emons Transportation Group, Inc., Emons
                Industries, Inc., Emons Finance Corp., Maryland and Pennsylvania
                Railroad Company, Emons Logistics Services, Inc., Maine Intermodal
                Transportation, Inc., Yorkrail, Inc., St. Lawrence & Atlantic
                Railroad Company, Penn Eastern Rail Lines, Inc., St. Lawrence &
                Atlantic Railroad (Quebec) Inc., and SLR Leasing Corp., as the
                Borrowers, and LaSalle National Bank, as the Lender  (incorporated by reference from Emons Transportation Group, Inc. Report on Form
                8-K dated December 23, 1998, Exhibit Number 10 (b))                             --

 10 (l)         Letter Agreement dated August 21, 1997 regarding renegotiation of the Canadian National Railway Promissory Note and Operating and
                Marketing Agreement  (incorporated by reference from Emons
                Transportation Group, Inc. Report on Form 10-Q for the quarter
                ended December 31, 1998, Exhibit Number 10 (f))                                 --

 10 (m)         Agreement of Merger dated as of April 25, 1999 between Emons
                Transportation Group, Inc. and NEWCO  (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for the
                year ended June 30, 1999, Exhibit Number 10 (l))                                --

   21           Listing of Subsidiaries                                                         --

   23           Consent of Arthur Andersen LLP                                                  --

   27           Financial Data Schedule                                                         --