Form 10-Q
period 2000-09-30
EMONS TRANSPORTATION GROUP INC
filed 2000-11-13
CIK 32666

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
       For Quarter Ended September 30, 2000 Commission File Number 0-5206
                         ------------------                        ------

                        EMONS TRANSPORTATION GROUP, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                               23-2441662
               -------------------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)

    96 South George Street, York, Pennsylvania      17401        717-771-1700
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

                                  Yes  X   No
                                      ---     ---

     The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 2000 is as follows:

                Voting Common Stock            7,136,142
                                               ---------

PART I.     FINANCIAL INFORMATION
Item  1.    Financial Statements

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   September 30,           June 30,
                                                                       2000                  2000
                                                                  ---------------       ---------------
                                                                    (unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                              $      1,653,364      $      2,092,073
         Accounts receivable, net                                      3,290,217             2,868,319
         Materials and supplies                                          449,468               273,598
         Prepaid expenses                                                165,976               217,002
         Deferred income taxes                                           519,000               519,000
                                                                  ---------------       ---------------
            Total current assets                                       6,078,025             5,969,992
                                                                  ---------------       ---------------

     Property, plant and equipment                                    43,290,335            41,798,132
         Less accumulated depreciation                               (14,511,786)          (14,052,185)
                                                                  ---------------       ---------------
            Property, plant and equipment, net                        28,778,549            27,745,947
                                                                  ---------------       ---------------

     Deferred expenses and other assets                                  330,581               316,106
     Deferred income taxes                                               325,500               610,000
                                                                  ---------------       ---------------
TOTAL ASSETS                                                    $     35,512,655      $     34,642,045
                                                                  ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Current portion of long-term debt                      $      1,217,193      $        492,138
         Accounts payable                                              1,820,231             1,610,843
         Accrued payroll and related expenses                          1,600,927             1,651,517
         Other accrued expenses                                        1,805,461             1,717,846
                                                                  ---------------       ---------------
            Total current liabilities                                  6,443,812             5,472,344

     Long-term debt                                                   12,851,022            13,382,537
     Other liabilities                                                   843,382               837,133
                                                                  ---------------       ---------------
            Total Liabilities                                         20,138,216            19,692,014
                                                                  ---------------       ---------------

     Stockholders' Equity:
         Common stock                                                     78,538                78,523
         Additional paid-in capital                                   23,537,390            23,536,693
         Deficit                                                      (6,906,118)           (7,470,202)
                                                                  ---------------       ---------------
                                                                      16,709,810            16,145,014
         Treasury stock, at cost                                      (1,168,331)             (995,981)
         Cumulative other comprehensive income                            61,637                39,156
         Unearned compensation - restricted stock awards                (228,677)             (238,158)
                                                                  ---------------       ---------------
            Total Stockholders' Equity                                15,374,439            14,950,031
                                                                  ---------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     35,512,655      $     34,642,045
                                                                  ===============       ===============



See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                  2000              1999
                                                             --------------     --------------

Operating revenues                                          $    6,696,246     $    6,184,935

Operating expenses:
     Cost of operations                                          4,616,389          4,135,903
     Selling and administrative                                    907,767            913,433
                                                             --------------     --------------
        Total operating expenses                                 5,524,156          5,049,336
                                                             --------------     --------------

Income from operations                                           1,172,090          1,135,599

Other income (expense):
     Interest income                                                28,327             28,106
     Interest expense                                             (283,414)          (292,901)
     Other, net                                                    (17,919)             9,221
                                                             --------------     --------------
        Total other income (expense)                              (273,006)          (255,574)
                                                             --------------     --------------

Income before income taxes                                         899,084            880,025

Provision for income taxes                                         335,000            369,000
                                                             --------------     --------------

Net income                                                  $      564,084     $      511,025
                                                             ==============     ==============

Weighted average number of common shares (Note 2):

        Basic                                                    7,185,636          7,854,655
                                                             ==============     ==============
        Diluted                                                  7,355,728          8,120,270
                                                             ==============     ==============

Earnings per common share (Note 2):

        Basic                                               $         0.08     $         0.07
                                                             ==============     ==============
        Diluted                                             $         0.08     $         0.06
                                                             ==============     ==============




      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                  Three Months Ended
                                                                    September 30,
                                                          ---------------------------------
                                                               2000              1999
                                                          ---------------   ---------------
Cash flows from operating activities:
    Net income                                           $       564,084   $       511,025
       Adjustments to reconcile net income to net
          cash provided by operating activities:
            Depreciation                                         465,743           454,170
            Amortization                                          27,560            39,099
            Gain on forgiveness of debt                          (50,102)          (46,060)
            Change in deferred income taxes                      284,500           312,000
            Changes in assets and liabilities:
                Accounts receivable, materials and
                  supplies and prepaid expenses                 (562,529)          278,674
                Accounts payable and accrued expenses            256,082          (289,521)
                Other assets and liabilities, net                  6,249           114,699
                                                          ---------------   ---------------
Net cash provided by operating activities                        991,587         1,374,086
                                                          ---------------   ---------------

Cash flows from investing activities:
    Additions to property, plant and equipment                  (900,163)         (848,466)
    Investment in acquired rail properties                      (685,039)                -
                                                          ---------------   ---------------
Net cash used in investing activities                         (1,585,202)         (848,466)
                                                          ---------------   ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                       2,595            12,077
    Borrowings from long-term debt                               700,000           500,000
    Reduction in long-term debt                                 (390,253)         (529,645)
    Purchase of treasury stock                                  (172,350)                -
    Preferred stock conversion costs                                   -           (18,529)
                                                          ---------------   ---------------
Net cash provided by (used in) financing activities              139,992           (36,097)
                                                          ---------------   ---------------
Effect of exchange rate changes on cash                           14,914            (3,440)
                                                          ---------------   ---------------
Net increase (decrease) in cash and cash equivalents            (438,709)          486,083

Cash and cash equivalents at beginning of period               2,092,073         2,028,278
                                                          ---------------   ---------------

Cash and cash equivalents at end of period               $     1,653,364   $     2,514,361
                                                          ===============   ===============

          See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2000
                                   (unaudited)

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

Note 2.   Earnings Per Share

          Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of shares of common shares outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

          Earnings per share amounts are computed as follows:

                                                          For the Three Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                       2000                                   1999
                                         ----------------------------------     ----------------------------------
                                           Income       Shares       EPS          Income       Shares      EPS
                                           ------       ------       ---          ------       ------      ---
Basic EPS
   Income applicable to
     common shareholders                 $  564,084   7,185,636     $0.08       $  511,025   7,854,655     $0.07
                                                                    =====                                  =====

Effect of Dilutive Securities
   Stock options and warrants                  -        170,092                       -        265,615
                                         ----------   ---------                 ----------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $  564,084   7,355,728     $0.08       $  511,025   8,120,270     $0.06
                                         ==========   =========     =====       ==========   =========     =====


Note 3.  Derivatives

          On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure the derivatives at fair value. The Company has entered into two interest rate hedging transactions that constitute cash flow hedges under FAS 133.

          In August 1997, the Company entered into a Loan and Security Agreement with its lender, which provided for a $7,775,000 seven-year term loan (the "Revolving Term Loan"). Interest on the Revolving Term Loan is based upon the bank's prime rate or the eurodollar (LIBOR) rate, plus an applicable margin, at the option of the Company. In December 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its lender, which provided an additional $4,469,450 seven-year Canadian term loan (the "Canadian Term Loan"). Interest on the Canadian Term Loan is based upon the bank's prime rate or CDOR rate, plus an applicable margin, at the option of the Company. Each agreement required the Company to enter into interest rate contracts with respect to a principal amount of at least one-half of the respective term loan balances. Accordingly, in September 1997, the Company entered into a five-year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available Revolving Term Loan balance outstanding and in January 1999, entered into a five-year interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian Term Loan balance outstanding.

          The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in the variable interest rates on the Revolving Term Loan and the Canadian Term Loan as required by the respective loan agreements. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The gain, net of income taxes, for the three-month period ended September 30, 2000 is as follows:


                                                                For the Three Months Ended
                                                                    September 30, 2000
                                                                    ------------------
          Cumulative effect of change in accounting                     $   60,302
              principal for derivatives - July 1, 2000
          Change in fair value                                             (22,109)
          Reclassification to earnings                                      (4,188)
                                                                         ---------

          Net gain for period                                           $   34,005
                                                                         =========

The Company has reported the fair value of its cash flow hedging derivatives in Deferred expenses and other assets in the accompanying Consolidated Balance Sheets.

Note 4.   Comprehensive Income

          Comprehensive income for the three-month periods ended September 30, 2000 and 1999 is as follows:


                                                                       For the Three Months Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                         2000             1999
                                                                         ----             ----
          Net income                                                $   564,084      $    511,025

          Other comprehensive income:
              Cash flow hedging derivatives (net of income
                  taxes of $22,670)                                      34,005              -
              Foreign currency translation adjustment                   (11,524)          (10,065)
                                                                       --------         ---------

          Total other comprehensive income                               22,481           (10,065)
                                                                       --------         ---------

          Total comprehensive income                                $   586,565      $    500,960
                                                                       ========         =========

Note 5.   Contingencies

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

          As of September 30, 2000, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 306 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 301 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation.

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

          Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 25 cases remained pending as of September 30, 2000. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court's judgment referred to above is upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate) Industries will not be required to pay any amounts for settlements or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2000 to September 30, 2000, no new actions were commenced in which Industries was named as a defendant and 231 lawsuits were settled or dismissed at no liability to Industries.

          The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of September 30, 2000:


          State                          Court                 Number of Cases
--------------------------    ---------------------------    -------------------

California                    Los Angeles County                      1
                              San Francisco County                    4

New York                      New York County                       288
                              Bronx County                            1

Pennsylvania                  Philadelphia County                    11

Texas                         Travis County                           1

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

          Liquidity and Capital Resources

          The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,944,000 and $4,960,000 at September 30, 2000 and June 30, 2000, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of September 30, 2000, the Company had no borrowings under the working capital facility and had approximately $1.7 million available in accordance with the facility's eligibility criteria. As of September 30, 2000, the Company prepaid $500,000 of its Revolving Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

          In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of September 30, 2000, the Company had repurchased a total of 746,650 shares of its Common Stock for $1,216,000, of which 717,650 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. As of September 30, 2000, the Company had approximately $764,000 authorized to repurchase additional shares of Common Stock.

          The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

          The Company's cash and cash equivalents decreased $439,000 for the quarter ended September 30, 2000. The net decrease includes $991,000 of cash provided by operations, a $312,000 net increase in long-term debt, and a $15,000 exchange rate impact relating to the Company's Canadian operations. These increases were more than offset by $900,000 of capital investments, $685,000 invested in the acquisition of rail properties, and $172,000 utilized for the repurchase of 107,200 shares of the Company's Common Stock.

          The Company generated $991,000 of cash from operations for the quarter ended September 30, 2000, as compared to $1,374,000 for the corresponding quarter in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $22,000 from $1,270,000 for the three months ended September 30, 1999 to $1,292,000 for the three months ended September 30, 2000, as a result of improved operating performance in the current year. Cash used by changes in assets and liabilities aggregated $301,000 for the first quarter of fiscal 2001, primarily as a result of the increased level of capital track projects and the related timing of payments and government funding receipts.

          In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for $685,000. In addition, PRL submitted a bid and is currently awaiting a response to purchase one additional line, and has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines, in the event of a sale to a third party, will not have a material impact on its results of operations.

          The Company invested $900,000 in capital expenditures during the first three months of fiscal 2001, including $829,000 of investments in railroad track structures (net of $460,000 of government grants), a $50,000 investment in the completion of the Company's new bulk transfer facility in York, Pennsylvania, and $21,000 of other capital investments. As of September 30, 2000, the Company had approximately $475,000 of state government grants and approximately $500,000 of Quebec government grants available for future track rehabilitation and other track improvement projects. The Company has no other material commitments for capital expenditures.

          The Company's net long-term debt obligations increased $312,000 during the three-month period ended September 30, 2000, including a $700,000 draw on the prepaid portion of the Revolving Term Loan and $3,000 of borrowings under government no-interest loan track rehabilitation programs, partially offset by $390,000 of scheduled debt repayments. The Company reduced the amount prepaid under the Revolving Term Loan to fund PRL's acquisition of the two leased rail lines.


      Analysis of operations for the three months ended September 30, 2000 compared to the three months ended September 30, 1999

                              Results of Operations
                              ---------------------

          The Company generated net income of $564,000 for the three-month period ended September 30, 2000, as compared to net income of $511,000 for the three-month period ended September 30, 1999. Income before income taxes increased $19,000, or 2.2%, from $880,000 for the quarter ended September 30, 1999, to $899,000 for the corresponding quarter in the current year. Operating revenues increased $511,000, while operating expenses increased $475,000 over the prior year's quarter. Interest expense decreased $10,000 and the provision for income taxes decreased $34,000 from the prior year, while other non-operating expense increased $27,000 over the prior year due to foreign currency exchange losses in connection with the Company's Canadian operations.

                                    Revenues
                                    --------

          On December 1, 1999, the Company merged the operations of its two railroad subsidiaries located in York, Pennsylvania, the Maryland and Pennsylvania Railroad Company ("MPA") and Yorkrail, Inc. ("YKR"), into a new company, York Railway Company ("YRC"). For comparability, car count information has been adjusted to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

          Operating revenues increased $511,000, or 8%, from $6,185,000 for the three-month period ended September 30, 1999 to $6,696,000 for the three-month period ended September 30, 2000. The net increase consists of a $366,000 increase in freight and haulage revenues (excluding intermodal freight), a $224,000 increase in intermodal freight and handling revenues, a $49,000 decrease in logistics revenues, and a $30,000 decrease in other operating revenues.

          Freight and haulage revenues (excluding intermodal freight) increased $366,000, or 7.8%, consisting of a 4% increase in the number of carloads handled and a 3.5% increase in average revenues per carload. Traffic handled increased approximately 600 carloads from 16,200 for the quarter ended September 30, 1999 to 16,800 for the quarter ended September 30, 2000. Traffic for the quarters ended September 30, 2000 and 1999 includes approximately 5,100 and 4,700 overhead carloads, respectively, between the St. Lawrence & Atlantic Railroad ("SLR") in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/

Quebec operations increased $400,000 and traffic increased approximately 900 carloads, while freight and haulage revenues on Pennsylvania operations decreased $34,000 and traffic decreased approximately 300 carloads.

          The 900 carload increase in New England/Quebec traffic includes approximately 400 additional paper-related carloads as a result of changes in market conditions and new business with existing customers, 140 additional carloads to an on-line bulk transload customer, 140 carloads to a railcar repair facility on a connecting short line railroad, 400 additional overhead carloads between SLR and SLQ, and a variety of other less significant increases in other business. These increases were partially offset by a decrease of 270 one-time shipment carloads of cement for a major construction project in New England, a decrease of over 100 salt carloads as a result of the customer utilizing a new supply source, and a variety of other less significant decreases in other business.

          The 300 carload decrease in Pennsylvania rail operations is attributable to approximately 100 less carloads to an on-line corrugated paper facility which closed during fiscal 2000, and a number of less significant decreases in other business. These decreases were partially offset by approximately 100 additional coal carloads as a result of the timing of such shipments.

          The 3.5% increase in average revenues per carload is primarily attributable to SLR's price adjustment arrangement with the Canadian National Railway ("CN") which is partially based upon changes in railroad operating costs and which reflects the significant increase in locomotive fuel prices.

          Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $224,000, or 67%, from $333,000 for the three months ended September 30, 1999 to $557,000 for the corresponding period in the current year. Intermodal volume increased 1,775 trailers and containers, or 63%, from 2,850 trailers and containers for the first quarter of the prior year to 4,625 trailers and containers for the first quarter of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship containers, and is cautiously optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 200 international steamship containers in the first quarter of fiscal 2001. As a result of the continued increase in intermodal business, the Company is currently in the process of doubling the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax and New Orleans ports.

          Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $49,000, from $115,000 for the three-month period ended September 30, 1999 to $66,000 for the three-month period ended September 30, 2000. The number of railcars handled decreased 28%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, and a reduction in canned goods business.

          Other operating revenues decreased $30,000 from the prior year, including a $67,000 reduction in third-party track work revenues, a $43,000 increase in railcar demurrage and storage revenues, and a variety of other less significant increases and decreases in other operating revenues.

                                   Expenses
                                   --------

          Operating expenses increased $475,000, or 9.4%, from $5,049,000 for the three-month period ended September 30, 1999 to $5,524,000 for the three-month period ended September 30, 2000. The increase consists of $480,000 additional cost of operations and a $5,000 reduction in selling and administrative expenses.

          Cost of operations increased $480,000, or 11.6%, from $4,136,000 for the three-month period ended September 30, 1999 to $4,616,000 for the corresponding three-month period in the current year. This increase includes $459,000 additional railroad operating expenses and $46,000 additional intermodal operating expenses, partially offset by a $25,000 decrease in logistics operating expenses.

          Railroad operating expenses increased $459,000, or 12%, for the quarter ended September 30, 2000 as compared to the corresponding quarter in the prior year, including a $210,000, or 65%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased $249,000, or 7%, consisting of a $385,000 increase in expenses for New England/Quebec rail operations, partially offset by a $136,000 decrease in expenses for Pennsylvania rail operations.

          The $385,000 increase in railroad operating costs for New England/Quebec rail operations, excluding locomotive fuel, is attributable to the increase in business and the continuing impact of the change in CN's operating plan for delivery of trains to SLQ implemented in September 1999, which has adversely affected SLR and SLQ's operations and increased their operating costs. The Company is continuing to work with CN to develop solutions to improve operations, and has been successful in partially reducing these costs over the past several months. In addition, safety costs have also increased in the current year as a result of a loss control program being implemented by the Company to reduce the number of accidents and incidents on these operations.

          The $136,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to a $39,000 reduction in track maintenance costs for work performed for a customer in the prior year and for which the Company received track work revenues, an unfilled YRC railroad general manager position in the first quarter of the current year, decreases in a variety of operating costs attributable to the merger of MPA and YKR operations on December 1, 1999, and to the lower level of business in the current year.

          Rail intermodal operating expenses increased $46,000, from $95,000 for the first quarter of the prior year to $141,000 for the first quarter of the current year due to additional fees paid to the terminal's independent operator in conjunction with the 62% volume increase over the prior year, and due to the favorable settlement in the prior year of a previously accrued loss and damage claim.

          Logistics operating expenses decreased $25,000, from $160,000 for the first quarter of fiscal 2000 to $135,000 for the first quarter of the current year in conjunction with the 28% volume decrease from the prior year.

          Selling and administrative expenses decreased $5,000 from $913,000 for the quarter ended September 30, 1999 to $908,000 for the quarter ended September 30, 2000. The net decrease consists of additional wages and benefits as a result of normal wage increases and staff additions, and additional provisions under profit sharing, commission and incentive compensation arrangements, which were more than offset by decreases in a wide variety of expense categories and the unfilled president position for the New England/Quebec operations in the current year. The responsibilities of the president of the New England/Quebec operations are being assumed by the Company's President and Chief Executive Officer until a replacement is found.

          Interest expense decreased $10,000 for the three-month period ended September 30, 2000 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled principal payments, partially offset by an increase in interest rates on variable rate debt, and additional borrowings from temporary prepayments of the Revolving Term Loan to finance various projects over the past year.

          The provision for income taxes decreased $34,000, from $369,000 for the quarter ended September 30, 1999 to $335,000 for the quarter ended September 30, 2000. The effective tax rate decreased from 41.9% for the first quarter of fiscal 2000 to 37.3% for the first quarter of the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the first quarters of both fiscal 2001 and fiscal 2000 includes $286,000 and $312,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


Item 3.     Quantitative and Qualitative Disclosure about Market Risk

         None.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

        As previously reported in Part I, Item 3 of the Emons Transportation Group, Inc. Annual Report on Form 10-K for the fiscal year ended June 30, 2000, to which reference is hereby made, as of September 30, 2000, Emons Industries, Inc. was a defendant in approximately 306 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.


Item 2.   Changes in Securities

        None.


Item 3.   Default Upon Senior Securities

        None.


Item 4.   Submission of Matters to a Vote of Security Holders

        None.


Item 5.   Other Information

        None.


Item 6.   Exhibits and Reports on Form 8-K

          (a) An index to exhibits appears following the signature page to this report.

          (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EMONS TRANSPORTATION GROUP, INC.


Date:   November 13, 2000      By:  /s/ Scott F. Ziegler
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


                                                                   Page in
Exhibit                                                         Sequentially
Number              Exhibit                                     Numbered Copy
------              -------                                     -------------

27         Financial Data Schedule                                   ---