Form 10-Q
period 2000-12-31
EMONS TRANSPORTATION GROUP INC
filed 2001-02-13
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
     For Quarter Ended December 31, 2000    Commission File Number 0-5206
                       -----------------                           ------

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

          Delaware                                   23-2441662
          -----------------------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)

 96 South George Street, York, Pennsylvania        17401          717-771-1700
 -----------------------------------------------------------------------------
  (Address of principal executive offices)       (Zip Code)      (Telephone No.)

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

                                Yes X    No ___
                                   ---

     The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 2000 is as follows:

                    Voting Common Stock         7,045,104
                                                ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                         December 31,       June 30,
                                                            2000              2000
                                                         ------------      ---------
                                                         (unaudited)
ASSETS
   Current Assets:
      Cash and cash equivalents                         $  2,074,790      $  2,092,073
      Accounts receivable, net                             3,420,213         2,868,319
      Materials and supplies                                 134,638           273,598
      Prepaid expenses                                       172,937           217,002
      Deferred income taxes                                  519,000           519,000
                                                         -----------      ------------
         Total current assets                              6,321,578         5,969,992
                                                         -----------      ------------

   Property, plant and equipment                          44,021,481        41,798,132
      Less accumulated depreciation                      (14,924,724)      (14,052,185)
                                                         -----------      ------------
         Property, plant and equipment, net               29,096,757        27,745,947
                                                         -----------      ------------

   Deferred expenses and other assets                        279,645           316,106
   Deferred income taxes                                      98,000           610,000
                                                         -----------      ------------
TOTAL ASSETS                                            $ 35,795,980      $ 34,642,045
                                                         ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current portion of long-term debt                 $  2,715,713      $    492,138
      Accounts payable                                     1,941,260         1,610,843
      Accrued payroll and related expenses                 1,873,495         1,651,517
      Other accrued expenses                               1,785,414         1,717,846
                                                         -----------      ------------
         Total current liabilities                         8,315,882         5,472,344

   Long-term debt                                         10,909,763        13,382,537
   Other liabilities                                         841,076           837,133
                                                         -----------      ------------
         Total Liabilities                                20,066,721        19,692,014
                                                         -----------      ------------

   Stockholders' Equity:
      Common stock                                            78,753            78,523
      Additional paid-in capital                          23,575,322        23,536,693
      Deficit                                             (6,331,567)       (7,470,202)
                                                         -----------      ------------
                                                          17,322,508        16,145,014
      Treasury stock, at cost                             (1,367,549)         (995,981)
      Cumulative other comprehensive income                   26,034            39,156
      Unearned compensation - restricted stock awards       (251,734)         (238,158)
                                                         -----------      ------------
         Total Stockholders' Equity                       15,729,259        14,950,031
                                                         -----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 35,795,980      $ 34,642,045
                                                         ===========      ============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                     Three Months Ended                       Six Months Ended
                                                        December 31,                             December 31,
                                               --------------------------------        --------------------------------
                                                   2000               1999                 2000                1999
                                               ------------        ------------        ------------        ------------
Operating revenues                            $  6,542,030       $  6,391,411         $ 13,238,276        $ 12,576,346

Operating expenses:
  Cost of operations                             4,615,552          4,275,672            9,231,941           8,411,575
  Selling and administrative                       835,670          1,043,434            1,743,437           1,956,867
                                               -----------        -----------          -----------         -----------
      Total operating expenses                   5,451,222          5,319,106           10,975,378          10,368,442
                                               -----------        -----------          ------------        -----------

Income from operations                           1,090,808          1,072,305            2,262,898           2,207,904

Other income (expense):
  Interest income                                   26,012             22,869               54,339              50,975
  Interest expense                                (282,022)          (284,670)            (565,436)           (577,571)
  Other, net                                        19,753             31,015                1,834              40,236
                                               -----------        -----------          -----------          ----------
      Total other income (expense)                (236,257)          (230,786)            (509,263)           (486,360)
                                               -----------        -----------          -----------          ----------

Income before income taxes                         854,551            841,519            1,753,635           1,721,544

Provision for income taxes                         280,000            393,000              615,000             762,000
                                               -----------        -----------          -----------          ----------
Net income                                    $    574,551       $    448,519         $  1,138,635        $    959,544
                                               ===========        ===========          ===========          ==========

Weighted average number of common
  shares (Note 2):
     Basic                                       7,109,744          7,851,682            7,147,113           7,853,167
                                               ===========        ===========          ===========          ==========

     Diluted                                     7,289,787          8,097,733            7,322,076           8,117,359
                                               ===========        ===========          ===========          ==========

Earnings per common share (Note 2):
     Basic                                    $       0.08       $       0.06         $       0.16        $       0.12
                                               ===========        ===========          ===========          ==========

     Diluted                                  $       0.08       $       0.06         $       0.16        $       0.12
                                               ===========        ===========          ===========          ==========




See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)



                                                                           Six Months Ended
                                                                              December 31,
                                                                      -----------------------------
                                                                         2000             1999
                                                                      -----------      ------------
Cash flows from operating activities:
  Net income                                                         $ 1,138,635     $     959,544
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                  922,919           906,920
           Amortization                                                   59,820            72,759
           Gain on forgiveness of debt                                  (101,269)          (92,446)
           Gain on sale of assets                                         (8,614)               --
           Change in deferred income taxes                               512,000           646,000
           Changes in assets and liabilities:
             Accounts receivable, materials and
                supplies and prepaid expenses                           (378,298)         (634,881)
             Accounts payable and accrued expenses                       631,062          (364,532)
             Other assets and liabilities, net                            (3,500)          212,892
                                                                      ----------        ----------
Net cash provided by operating activities                              2,772,755         1,706,256
                                                                      ----------        ----------

Cash flows from investing activities:
  Proceeds from sale of assets                                             9,632                --
  Additions to property, plant and equipment                          (1,660,864)       (1,636,689)
  Investment in acquired rail properties                                (685,858)               --
                                                                      ----------        ----------
Net cash used in investing activities                                 (2,337,090)       (1,636,689)
                                                                      ----------        ----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                 2,595           110,547
  Borrowings from long-term debt                                         700,000         1,334,000
  Reduction in long-term debt                                           (793,225)       (1,506,666)
  Purchase of treasury stock                                            (371,568)               --
  Preferred stock conversion costs                                            --           (21,486)
                                                                      ----------        ----------
Net cash used in financing activities                                   (462,198)          (83,605)
                                                                      ----------        ----------
Effect of exchange rate changes on cash                                    9,250           (25,624)
                                                                      ----------        ----------

Net decrease in cash and cash equivalents                                (17,283)          (39,662)

Cash and cash equivalents at beginning of period                       2,092,073         2,028,278
                                                                      ----------        ----------
Cash and cash equivalents at end of period                           $ 2,074,790     $   1,988,616
                                                                      ==========        ==========



See accompanying notes to consolidated financial statements.

              EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Six Months Ended December 31, 2000
                                  (unaudited)

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

         Earnings per share amounts are computed as follows:

                                                         For the Three Months Ended December 31,
                                         -----------------------------------------------------------------------
                                                       2000                                   1999
                                         ----------------------------------     ---------------------------------
                                           Income       Shares       EPS          Income       Shares        EPS
                                           ------       ------       ---          ------       ------      ------
Basic EPS
   Income applicable to
     common shareholders                 $  574,551   7,109,744     $0.08      $  448,519     7,851,682     $0.06
                                                                    =====                                   =====

Effect of Dilutive Securities
   Stock options and warrants                     -     180,043                         -       246,051
                                         ----------   ---------                ----------    ----------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $  574,551   7,289,787     $0.08      $  448,519     8,097,733     $0.06
                                         ==========   =========     =====      ==========     =========     =====

                                                          For the Six Months Ended December 31,
                                        -------------------------------------------------------------------------
                                                       2000                                   1999
                                        -----------------------------------     ---------------------------------
                                           Income       Shares       EPS          Income       Shares     EPS
                                           ------       ------       ---          ------       ------     ---
Basic EPS
   Income applicable to
     common shareholders                $1,138,635    7,147,113     $0.16       $  959,544   7,853,167     $0.12
                                                                    =====                                  =====

Effect of Dilutive Securities
   Stock options and warrants                    -      174,963                          -     264,192
                                        ----------    ---------                 ----------   ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                        $1,138,635    7,322,076     $0.16       $  959,544   8,117,359     $0.12
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

         The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in the variable interest rates on the Revolving Term Loan and the Canadian Term Loan as required by the respective loan agreements. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The loss, net of income taxes, for the three and six-month periods ended December 31, 2000 is as follows:

                                                           Three Months Ended         Six Months Ended
                                                           December 31, 2000         December 31, 2000
                                                           -----------------         -----------------
   Cumulative effect of change in accounting
       principal for derivatives - July 1, 2000            $               -         $          60,302

   Change in fair value                                              (38,020)                  (60,129)
   Reclassification to earnings                                       (3,428)                   (7,616)
                                                           -----------------         -----------------

   Net loss for period                                     $         (41,448)        $          (7,443)
                                                           =================         =================

The Company has reported the fair value of its cash flow hedging derivatives in Other liabilities in the accompanying Consolidated Balance Sheets.

Note 4.  Comprehensive Income

         Comprehensive income for the three- and six-month periods ended December 31, 2000 and 1999 is as follows:

                                               Three months ended                    Six months ended
                                                  December 31,                         December 31,
                                          ------------------------------      -------------------------------
                                              2000            1999                 2000            1999
                                              ----            ----                 ----            ----
Net Income                                $   574,551    $    448,519         $   1,138,635    $     959,544
Other comprehensive income (loss):

    Cash flow hedging derivatives             (69,080)              -               (12,405)               -
    Income tax benefit                         27,632               -                 4,962                -
                                          -----------    ------------         -------------    -------------
        Cash flow hedging derivatives,
           net of tax                         (41,448)              -                (7,443)               -

    Foreign currency
       translation adjustment                   5,845          21,892                (5,679)          11,827
                                          -----------    ------------         -------------    -------------

Total comprehensive income                $   538,948    $    470,411         $   1,125,513    $     971,371
                                          ===========    ============         =============    =============

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

         As of December 31, 2000, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 308 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 303 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 308 lawsuits, 214 have been settled in principle at no liability to Industries with one attorney representing all 214 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

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

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 25 cases remained pending as of December 31, 2000. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court's judgment referred to above is upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2000 to December 31, 2000, three new actions were commenced in which Industries was named as a defendant and 232 lawsuits were settled or dismissed at no liability to Industries.

         The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of December 31, 2000:

              State                              Court                         Number of Cases
   ------------------------------    --------------------------------     --------------------------
     California                        Los Angeles County                               1
                                       San Francisco County                             4

     New York                          New York County                                290
                                       Bronx County                                     2

     Pennsylvania                      Philadelphia County                             10

     Texas                             Travis County                                    1

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

         On December 1, 1999, the Company merged the operations of its two railroad subsidiaries located in York, Pennsylvania, the Maryland and Pennsylvania Railroad Company ("MPA") and Yorkrail, Inc. ("YKR"), into a new company, York Railway Company ("YRC"). For comparability, car count information included in Management's Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

         Liquidity and Capital Resources

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $5,495,000 and $4,960,000 at December 31, 2000 and June 30, 2000, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of December 31, 2000, the Company had no borrowings under the working capital facility and had approximately $1.9 million available in accordance with the facility's eligibility criteria. As of December 31, 2000, the Company prepaid $500,000 of its Revolving Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

         In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of December 31, 2000, the Company had repurchased a total of 859,188 shares of its Common Stock for $1,411,000, of which 830,188 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. As of December 31, 2000, the Company had approximately $569,000 authorized to repurchase additional shares of Common Stock.

         The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

         The Company's cash and cash equivalents decreased $17,000 for the six-month period ended December 31, 2000. The net decrease includes $2,773,000 of cash provided by operations, $10,000 of proceeds from the sale of assets and a $9,000 exchange rate impact relating to the Company's Canadian operations. These increases were offset by $1,661,000 of capital investments, $686,000 invested in the acquisition of rail properties, $372,000 utilized for the repurchase of 219,738 shares of the Company's Common Stock, and a $90,000 net reduction in long-term debt.

         The Company generated $2,773,000 of cash from operations for the six months ended December 31, 2000, as compared to $1,706,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $31,000 from $2,493,000 for the six months ended December 31, 1999 to $2,524,000 for the six months ended December 31, 2000, as a result of improved operating performance in the current year. Cash generated by changes in assets and liabilities aggregated $249,000 for the first six months of fiscal 2001, primarily as a result of the increased level of capital track projects and the related timing of work performed, payments and government funding receipts.

         In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for $686,000. In addition, PRL submitted a bid to purchase one additional line, which was subsequently rejected in the first round of bidding, and intends to enter another bid in a second round of bidding. PRL has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines will not have a material impact on its results of operations.

         The Company invested $1,661,000 in capital expenditures during the first six months of fiscal 2001, including $1,512,000 of investments in railroad track structures (net of $658,000 of government grants), a $50,000 investment in the completion of the Company's new bulk transfer facility in York, Pennsylvania, and $99,000 of other capital investments. As of December 31, 2000, the Company had approximately $342,000 of state government grants and approximately $500,000 of Quebec government grants available for future track rehabilitation and other track improvement projects. The Company has no other material commitments for capital expenditures.

         The Company's net long-term debt obligations decreased $90,000 during the six-month period ended December 31, 2000, including a $700,000 draw on the prepaid portion of the Revolving Term Loan and $3,000 of borrowings under state government no-interest loan track rehabilitation programs, offset by $793,000 of scheduled debt repayments. The Company reduced the amount prepaid under the Revolving Term Loan to fund PRL's acquisition of the two leased rail lines.

      Analysis of operations for the three months ended December 31, 2000 compared to the three months ended December 31, 1999

                             Results of Operations
                             ---------------------

         The Company generated net income of $575,000 for the three-month period ended December 31, 2000, as compared to net income of $449,000 for the three-month period ended December 31, 1999. Income before income taxes increased $13,000, or 1.5%, from $842,000 for the quarter ended December 31, 1999, to $855,000 for the corresponding quarter in the current year. Operating revenues increased $151,000, while operating expenses increased $132,000 over the prior year. Interest expense decreased $2,000 and the provision for income taxes decreased $113,000 from the prior year, while interest and other non-operating income decreased $8,000 from the prior year due to foreign currency exchange gains and losses in connection with the Company's Canadian operations.

                                   Revenues
                                   --------

         Operating revenues increased $151,000, or 2.4%, from $6,391,000 for the three-month period ended December 31, 1999 to $6,542,000 for the three-month period ended December 31, 2000. The net increase consists of a $135,000 increase in intermodal freight and handling revenues and a $218,000 increase in other operating revenues, partially offset by a $109,000 decrease in freight and haulage revenues (excluding intermodal freight) and a $93,000 decrease in logistics revenues.

         Freight and haulage revenues (excluding intermodal freight) decreased $109,000, or 2.2%, consisting of a 2.8% decrease in the number of carloads handled and a .6% increase in average revenues per carload. Traffic handled decreased approximately 450 carloads from 16,750 for the quarter ended December 31, 1999 to 16,300 for the quarter ended December 31, 2000. Traffic for the quarters ended December 31, 2000 and 1999 includes approximately 4,900 and 4,800 overhead carloads, respectively, between the St. Lawrence & Atlantic Railroad ("SLR") in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec rail operations increased $185,000 and traffic increased approximately 650 carloads, while freight and haulage revenues on Pennsylvania rail operations decreased $294,000 and traffic decreased approximately 1,100 carloads.

         The 650 carload increase in New England/Quebec traffic includes approximately 350 additional paper-related carloads as a result of increased production by and new business with existing customers, 100 additional carloads to an on-line bulk transload customer, 100 additional carloads of new fly ash business to an on-line cement producer, 95 additional carloads to a liquid propane gas distributor as a result of colder weather conditions in New England in the current year as compared to the prior year, 235 additional carload movements in conjunction with railcars stored on SLR, 300 additional local moves on SLQ primarily as a result of new business added to this line, and a variety of other less significant increases in other business. These increases were partially offset by a decrease of approximately 275 salt carloads as a result of the customer's loss of supply contracts and the customer utilizing a new supply source, a decrease of 100 one-time carloads of cement for a major construction project in New England, and a variety of other less significant decreases in other business.

         The 1,100 carload decrease in Pennsylvania rail operations is attributable to a 550 carload reduction in agricultural business as a result of exceptional business in the prior year caused by local drought conditions, a reduction of 220 coal carloads for an on-line paper customer's co-generation power facility as a result of the timing of such shipments, a reduction of 80 carloads to an on-line corrugated paper facility which closed during fiscal 2000, a 75 carload reduction in logistics carloads, and a number of other decreases as a result of a reduction in customers' business levels.

         The .6% increase in average revenues per carload is primarily attributable to rate adjustments which reflect the increase in locomotive fuel prices, partially offset by mix which includes a greater proportion of lower priced business in the current year.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $135,000, or 45%, from $300,000 for the three-month period ended December 31, 1999 to $435,000 for the three-month period ended December 31, 2000. Intermodal volume increased 1,100 trailers and containers, or 42%, from 2,550 trailers and containers for the second quarter of the prior year to 3,650 trailers and containers for the second quarter of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 300 international steamship containers in the quarter ended December 31, 2000, as compared to a nominal number of steamship containers in the quarter ended December 31, 1999. As a result of the continued increase in intermodal business, the Company is currently in the process of doubling the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding. SLR and SLQ, in conjunction with the Canadian National Railway ("CN"), offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax and New Orleans ports.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $93,000, from $153,000 for the three months ended December 31, 1999 to $60,000 for the three months ended December 31, 2000. The number of railcars handled decreased 47%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, and a reduction in canned goods business. Truck brokerage revenues associated primarily with canned goods business accounted for $57,000 of the decrease.

         Other operating revenues increased $218,000 from the prior year, including $127,000 recovered from CN for the period September 1999 through June 2000 pursuant to the terms of SLQ's operating agreement with CN as a result of the adverse impact of a change in CN's operating plan for the delivery of trains to SLQ, and a variety of other less significant increases.

                                   Expenses
                                   --------

         Operating expenses increased $132,000, or 2.5%, from $5,319,000 for the three-month period ended December 31, 1999 to $5,451,000 for the three-month period ended December 31, 2000. The increase consists of $339,000 additional cost of operations, partially offset by a $207,000 reduction in selling and administrative expenses.

         Cost of operations increased $339,000, or 8%, from $4,276,000 for the three months ended December 31, 1999 to $4,615,000 for the corresponding quarter in the current year. This increase includes $393,000 additional railroad operating expenses and $27,000 additional intermodal operating expenses, partially offset by an $81,000 decrease in logistics operating expenses.

         Railroad operating expenses increased $393,000, or 10%, for the three months ended December 31, 2000 as compared to the corresponding period in the prior year, including a $210,000, or 51%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased $183,000, or 5%, consisting of a $238,000 increase in expenses for New England/Quebec rail operations, partially offset by a $55,000 decrease in expenses for Pennsylvania rail operations.

         The $238,000 increase in railroad operating costs for New England/Quebec rail operations, excluding locomotive fuel, is attributable to the increase in business and related complexity of operations. Track maintenance costs increased due to efforts to improve track conditions in order to increase speeds and operate more efficiently. Transportation costs increased due to additional labor and other operating costs to handle the increase in business and more complex operations. Locomotive maintenance expenses increased as a result of the continued increase in locomotive repair costs in conjunction with operating larger trains and as a result of increased short-term locomotive rental costs during locomotive down time. Safety costs have also increased in the current year as a result of a loss control program being implemented by the Company to reduce the number of accidents and incidents on these operations. The increases in railroad operating expenses were partially offset by a favorable settlement of a crossing accident in the amount of $143,000.

         The $55,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to the reduction in business levels in the current year, an unfilled railroad general manager position in the current year, and decreases in a variety of operating costs attributable to the merger of the Maryland and Pennsylvania Railroad and Yorkrail operations on December 1, 1999.

         Intermodal operating expenses increased $27,000, from $118,000 for the prior year quarter to $145,000 for the current year quarter due to additional fees paid to the terminal's independent operator in conjunction with the 42% volume increase over the prior year and additional snow removal costs.

         Logistics operating expenses decreased $81,000, from $197,000 for the second quarter of fiscal 2000 to $116,000 for the second quarter of the current year in conjunction with the 47% volume decrease from the prior year. Brokered freight expense associated with the reduction in canned goods business accounted for $66,000 of this decrease, while labor and benefits accounted for the majority of the remainder of the decrease.

         Selling and administrative expenses decreased $207,000, from $1,043,000 for the three-month period ended December 31, 1999 to $836,000 for the three-month period ended December 31, 2000. The net decrease consists of a reduction in a wide variety of expense categories including a reduction in professional fees as a result of costs incurred in the prior year in pursuit of strategic initiatives, a reduction in systems projects as a result of costs incurred in the prior year to develop the Company's web site, a decrease in public relations and other costs as a result of efforts to control administrative costs in the current year, and a reduction in costs related to the unfilled president position for the New England/Quebec operations in the current year. The responsibilities of the president of the New England/Quebec operations are being assumed by the Company's President and Chief Executive Officer until a replacement is found. These decreases were partially offset by additional wages and benefits as a result of normal wage increases and staff additions, additional provisions under profit sharing, commission and incentive compensation arrangements, and less significant increases in several other expense categories.

         Interest expense decreased $2,000 for the three-month period ended December 31, 2000 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled principal payments, partially offset by an increase in interest rates on variable rate debt and additional borrowings from temporary prepayments of the Revolving Term Loan to finance various projects over the past year.

         The provision for income taxes decreased $113,000, from $393,000 for the three months ended December 31, 1999 to $280,000 for the three months ended December 31, 2000. The effective tax rate decreased from 46.7% in the prior year to 32.8% for the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the second quarters of both fiscal 2001 and fiscal 2000 includes $229,000 and $334,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

         Analysis of operations for the six months ended December 31, 2000 compared to the six months ended December 31, 1999

                             Results of Operations
                             ---------------------

         The Company generated net income of $1,139,000 for the six-month period ended December 31, 2000, as compared to net income of $960,000 for the six-month period ended December 31, 1999. Income before income taxes increased $32,000, or 1.9%, from $1,722,000 for the six months ended December 31, 1999, to $1,754,000 for the corresponding period in the current year. Operating revenues increased $662,000, while operating expenses increased $607,000 over the prior year. Interest expense decreased $12,000 and the provision for income taxes decreased $147,000 from the prior year, while interest and other non-operating income decreased $35,000 due to foreign currency exchange gains and losses in connection with the Company's Canadian operations.

                                   Revenues
                                   --------

         Operating revenues increased $662,000, or 5.3%, from $12,576,000 for the six-month period ended December 31, 1999 to $13,238,000 for the six-month period ended December 31, 2000. The net increase consists of a $257,000 increase in freight and haulage revenues (excluding intermodal freight), a $360,000 increase in intermodal freight and handling revenues, a $187,000 increase in other operating revenues, and a $142,000 decrease in logistics revenues.

         Freight and haulage revenues (excluding intermodal freight) increased $257,000, or 2.7%, consisting of a .6% increase in the number of carloads handled and a 2% increase in average revenues per carload. Traffic handled increased approximately 200 carloads from 32,900 for the first six months of fiscal 2000 to 33,100 for the first six months of the current year. Traffic for the first six months of fiscal 2001 and 2000 includes approximately 10,000 and 9,500 overhead carloads, respectively, between the St. Lawrence & Atlantic Railroad ("SLR") in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec rail operations increased $585,000 and traffic increased approximately 1,600 carloads, while freight and haulage revenues on Pennsylvania rail operations decreased $328,000 and traffic decreased approximately 1,400 carloads.

         The 1,600 carload increase in New England/Quebec traffic includes approximately 730 additional paper-related carloads as a result of increased production by and new business with existing customers, 235 additional carloads to an on-line bulk transload customer, 170 additional carloads to a liquid propane gas distributor as a result of colder weather conditions in New England in the current year as compared to the prior year, 150 additional carloads of new fly ash business to an on-line cement producer, 375 additional carload movements in conjunction with railcars stored on SLR, 460 additional local moves on SLQ primarily as a result of new business added to this line, 500 additional overhead carloads between SLR and SLQ, and a variety of other less significant increases in other business. These increases were partially offset by a decrease of 375 one-time carloads of cement for a major construction project in New England, a decrease of approximately 400 salt carloads as a result of the customer's loss of supply contracts and the customer utilizing a new supply source, and a variety of other less significant decreases in other business.

         The 1,400 carload decrease in Pennsylvania rail operations is attributable to a 570 carload reduction in agricultural business as a result of exceptional business in the prior year caused by local drought conditions, a reduction of 170 carloads to an on-line corrugated paper facility which closed during fiscal 2000, a reduction of 110 coal carloads for an on-line paper customer's co-generation power facility as a result of the timing of such shipments, a 105 carload reduction in logistics carloads, and a number of other decreases as a result of a reduction in customers' business levels.

         The 2% increase in average revenues per carload is primarily attributable to rate adjustments which reflect the increase in locomotive fuel prices, partially offset by mix which includes a greater proportion of lower priced business in the current year.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $360,000, or 57%, from $633,000 for the six-month period ended December 31, 1999 to $993,000 for the six-month period ended December 31, 2000. Intermodal volume increased 2,850 trailers and containers, or 53%, from 5,400 trailers and containers for the first six months of the prior year to 8,250 trailers and containers for the first six months of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 750 international steamship containers in the first half of fiscal 2001, as compared to a nominal number of steamship containers in the first half of fiscal 2000. As a result of the continued increase in intermodal business, the Company is currently in the process of doubling the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding. SLR and SLQ, in conjunction with the Canadian National Railway ("CN"), offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax and New Orleans ports.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $142,000, from $267,000 for the six-month period ended December 31, 1999 to $125,000 for the six-month period ended December 31, 2000. The number of railcars handled decreased 38%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, and a reduction in canned goods business. Truck brokerage revenues associated primarily with canned goods business accounted for $84,000 of the decrease.

         Other operating revenues increased $187,000 from the prior year, including $127,000 recovered from CN for the period September 1999 through June 2000 pursuant to the terms of SLQ's operating agreement with CN as a result of the adverse impact of a change in CN's operating plan for the delivery of trains to SLQ, and a variety of other less significant increases including additional demurrage and railcar storage, blocking and trackage rights revenues.

                                   Expenses
                                   --------

         Operating expenses increased $607,000, or 6%, from $10,368,000 for the six-month period ended December 31, 1999 to $10,975,000 for the six-month period ended December 31, 2000. The increase consists of $821,000 additional cost of operations, partially offset by a $214,000 reduction in selling and administrative expenses.

         Cost of operations increased $821,000, or 10%, from $8,411,000 for the six-month period ended December 31, 1999 to $9,232,000 for the corresponding six-month period in the current year. This increase includes $853,000 additional railroad operating expenses and $73,000 additional intermodal operating expenses, partially offset by a $105,000 decrease in logistics operating expenses.

         Railroad operating expenses increased $853,000, or 11%, for the six months ended December 31, 2000 as compared to the corresponding period in the prior year, including a $420,000, or 57%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased $433,000, or 6%, consisting of a $624,000 increase in expenses for New England/Quebec rail operations, partially offset by a $191,000 decrease in expenses for Pennsylvania rail operations.

         The $624,000 increase in railroad operating costs for New England/Quebec rail operations, excluding locomotive fuel, is attributable to the increase in business and related complexity of operations, and the continuing impact of the change in CN's operating plan for delivery of trains to SLQ implemented in September 1999, which has adversely affected SLR and SLQ's operations and increased their operating costs. The Company is continuing to work with CN to develop solutions to improve operations, and has been successful in partially reducing these costs over the past several months. Track maintenance costs increased due to efforts to improve track conditions in order to increase speeds and operate more efficiently. Transportation costs increased due to additional labor and other operating costs to handle the increase in business and more complex operations. Locomotive maintenance expenses increased as a result of the continued increase in locomotive repair costs in conjunction with operating larger trains and as a result of increased short-term locomotive rental costs during locomotive down time. Safety costs have also increased in the current year as a result of a loss control program being implemented by the Company to reduce the number of accidents and incidents on these operations. The increases in railroad operating expenses were partially offset by a favorable settlement of a crossing accident in the amount of $143,000.

         The $191,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to the reduction in business levels in the current year, an unfilled railroad general manager position in the current year, and decreases in a variety of operating costs attributable to the merger of the Maryland and Pennsylvania Railroad and Yorkrail operations on December 1, 1999.

         Intermodal operating expenses increased $73,000, from $212,000 for the prior year to $285,000 for the current year due to additional fees paid to the terminal's independent operator in conjunction with the 53% volume increase over the prior year, additional snow removal costs, and due to the favorable settlement in the prior year of a previously accrued loss and damage claim.

         Logistics operating expenses decreased $105,000, from $357,000 for the first six months of fiscal 2000 to $252,000 for the first six months of the current year in conjunction with the 38% volume decrease from the prior year. Brokered freight expense associated with the reduction in canned goods business accounted for $90,000 of this decrease, while labor and benefits accounted for the majority of the remainder of the decrease.

         Selling and administrative expenses decreased $214,000, from $1,957,000 for the six months ended December 31, 1999 to $1,743,000 for the six months ended December 31, 2000. The net decrease consists of a reduction in a wide variety of expense categories including a reduction in professional fees as a result of costs incurred in the prior year in pursuit of strategic initiatives, a reduction in systems projects as a result of costs incurred in the prior year to develop the Company's web site, a decrease in public relations and other costs as a result of efforts to control administrative costs in the current year, and a reduction in costs related to the unfilled president position for the New England/Quebec operations in the current year. The responsibilities of the president of the New England/Quebec operations are being assumed by the Company's President and Chief Executive Officer until a replacement is found. These decreases were partially offset by additional wages and benefits as a result of normal wage increases and staff additions, additional provisions under profit sharing, commission and incentive compensation arrangements, and less significant increases in several other expense categories.

         Interest expense decreased $12,000 for the six-month period ended December 31, 2000 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled principal payments, partially offset by an increase in interest rates on variable rate debt and additional borrowings from temporary prepayments of the Revolving Term Loan to finance various projects over the past year.

         The provision for income taxes decreased $147,000, from $762,000 for the six months ended December 31, 1999 to $615,000 for the six months ended December 31, 2000. The effective tax rate decreased from 44.3% in the prior year to 35.1% for the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the first six months of both fiscal 2001 and fiscal 2000 includes $515,000 and $646,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

         None.

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings

         "Note 5. Contingencies" to the Company's Consolidated Financial Statements included in this Form 10-Q is incorporated herein by reference.


Item 2.    Changes in Securities

         None.


Item 3.    Default Upon Senior Securities

         None.


Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on November 16, 2000. Proposals presented for a stockholder vote were (a) the election of members of the Company's Board of Directors, and (b) the ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending June 30, 2001.

         (a) Each of the following directors nominated by the Company were elected to serve in such capacity until their respective successors are elected and qualified, with the following voting results:

                                                              Withhold
                           Director              For          Authority
                           --------              ---          ---------

                   Michael J. Blake            6,015,372        105,794

                   Robert Grossman             6,014,642        106,524

                   Kimberly A. Madigan         6,015,428        105,738

                   Robert J. Smallacombe       6,015,202        105,964

                   Alfred P. Smith             6,091,785         29,381

                   Dean H. Wise                6,015,931        105,235

                   Scott F. Ziegler            6,087,543         33,623


         (b) The appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 was approved with the following results:

                                                       For       Against      Abstentions
                                                       ---       -------      -----------
                Ratification of Arthur Andersen
                 LLP to serve as the
                 Company's independent
                 auditors for the fiscal year
                 ending June 30, 2001                6,077,454     29,838       13,874

Item 5.     Other Information

         None.


Item 6.     Exhibits and Reports on Form 8-K

           (a)    There are no exhibits being filed as a part of this report.

           (b) No reports on Form 8-K were filed during the three-month period ended December 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMONS TRANSPORTATION GROUP, INC.


Date:   February 13, 2001                   By:   /s/Scott F. Ziegler
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