Form 10-Q
period 2001-03-31
EMONS TRANSPORTATION GROUP INC
filed 2001-05-14
CIK 32666

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
       For Quarter Ended March 31, 2001     Commission File Number 0-5206
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

                          Yes  X      No  ___
                              ---

  The number of shares of each class of common stock of the registrant issued and outstanding as of March 31, 2001 is as follows:

               Voting Common Stock        7,041,304
                                          ---------

 PART I.   FINANCIAL INFORMATION

 Item  1.  Financial Statements



           EMONS TRANSPORTION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS



                                                                  March 31,              June 30,
                                                                     2001                  2000
                                                               ----------------       ---------------
                                                                (unaudited)
ASSETS
     Current Assets:
        Cash and cash equivalents                              $     2,374,475        $    2,092,073
        Accounts receivable, net                                     2,896,244             2,868,319
        Materials and supplies                                         129,845               273,598
        Prepaid expenses                                               229,063               217,002
        Deferred income taxes                                          519,000               519,000
                                                               ----------------       ---------------
            Total current assets                                     6,148,627             5,969,992
                                                               ----------------       ---------------

     Property, plant and equipment                                  43,817,440            41,798,132
        Less accumulated depreciation                              (15,348,467)          (14,052,185)
                                                               ----------------       ---------------
            Property, plant and equipment, net                      28,468,973            27,745,947
                                                               ----------------       ---------------

     Deferred expenses and other assets                                256,268               316,106
     Deferred income taxes                                                   -               610,000
                                                               ----------------       ---------------
TOTAL ASSETS                                                   $    34,873,868        $   34,642,045
                                                               ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
        Current portion of long-term debt                      $     2,809,272        $      492,138
        Accounts payable                                             1,434,318             1,610,843
        Accrued payroll and related expenses                         1,709,252             1,651,517
        Other accrued expenses                                       1,878,978             1,717,846
                                                               ----------------       ---------------
            Total current liabilities                                7,831,820             5,472,344

     Long-term debt                                                 10,225,830            13,382,537
     Other liabilities                                                 878,828               837,133
     Deferred income taxes                                              86,000                     -
                                                               ----------------       ---------------
            Total Liabilities                                       19,022,478            19,692,014
                                                               ----------------       ---------------

     Stockholders' Equity:
        Common stock                                                    78,741                78,523
        Additional paid-in capital                                  23,574,134            23,536,693
        Deficit                                                     (6,143,809)           (7,470,202)
                                                               ----------------       ---------------
                                                                    17,509,066            16,145,014
        Treasury stock, at cost                                     (1,368,690)             (995,981)
        Cumulative other comprehensive income (loss)                   (52,030)               39,156
        Unearned compensation - restricted stock awards               (236,956)             (238,158)
                                                               ----------------       ---------------
            Total Stockholders' Equity                              15,851,390            14,950,031
                                                               ----------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    34,873,868        $   34,642,045
                                                               ================       ===============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                              Three Months Ended                        Nine Months Ended
                                                                  March 31,                                 March 31,
                                                      ---------------------------------       -------------------------------------
                                                           2001                2000                2001                  2000
                                                      -------------       -------------       --------------       ----------------
 Operating revenues                                 $     6,368,804     $     6,245,268     $     19,607,080     $       18,821,614

 Operating expenses:
     Cost of operations                                   4,818,744           4,628,118           14,050,685             13,039,693
     Selling and administrative                             827,343           1,031,776            2,570,780              2,988,643
                                                      -------------       -------------       --------------       ----------------
         Total operating expenses                         5,646,087           5,659,894           16,621,465             16,028,336
                                                      -------------       -------------       --------------       ----------------

 Income from operations                                     722,717             585,374            2,985,615              2,793,278

 Other income (expense):
     Interest income                                         26,831              23,570               81,170                 74,545
     Interest expense                                      (258,625)           (282,307)            (824,061)              (859,878)
     Other, net                                             (86,165)            (21,467)             (84,331)                18,769
                                                      -------------       -------------       --------------       ----------------
         Total other income (expense)                      (317,959)           (280,204)            (827,222)              (766,564)
                                                      -------------       -------------       --------------       ----------------

 Income before income taxes                                 404,758             305,170            2,158,393              2,026,714

 Provision for income taxes                                 217,000             228,000              832,000                990,000
                                                      -------------       -------------       --------------       ----------------
 Net income                                         $       187,758     $        77,170     $      1,326,393     $        1,036,714
                                                      =============       =============       ==============       ================

 Weighted average number of common shares (Note 2):

         Basic                                            7,042,451           7,779,193            7,112,737              7,828,688
                                                      =============       =============       ==============       ================
         Diluted                                          7,237,357           8,038,609            7,294,249              8,086,256
                                                      =============       =============       ==============       ================

 Earnings per common share (Note 2):

         Basic                                      $          0.03     $          0.01     $           0.19     $             0.13
                                                      =============       =============       ==============       ================

         Diluted                                    $          0.03     $          0.01     $           0.18     $             0.13
                                                      =============       =============       ==============       ================

 See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                                                       Nine Months Ended
                                                                                                           March 31,
                                                                                             -------------------------------------
                                                                                                  2001                   2000
                                                                                             --------------         --------------
      Cash flows from operating activities:
          Net income                                                                       $      1,326,393       $      1,036,714
              Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation                                                                   1,377,937              1,362,314
                   Amortization                                                                      90,559                107,361
                   Gain on forgiveness of debt                                                     (153,523)              (140,485)
                   (Gain) / loss on sale of assets                                                   (2,289)                 2,982
                   Change in deferred income taxes                                                  696,000                859,500
                   Changes in assets and liabilities:
                        Accounts receivable, materials and
                          supplies and prepaid expenses                                              31,378               (665,176)
                        Accounts payable and accrued expenses                                        81,197               (472,522)
                        Other assets and liabilities, net                                            (3,500)               310,567
                                                                                             --------------         --------------
      Net cash provided by operating activities                                                   3,444,152              2,401,255
                                                                                             --------------         --------------

      Cash flows from investing activities:
          Proceeds from sale of assets                                                               15,632                  6,500
          Additions to property, plant and equipment                                             (1,768,182)            (1,957,183)
          Investment in acquired rail properties                                                   (685,858)                     -
                                                                                             --------------         --------------
      Net cash used in investing activities                                                      (2,438,408)            (1,950,683)
                                                                                             --------------         --------------

      Cash flows from financing activities:
          Proceeds from issuance of long-term debt                                                    2,595                120,827
          Borrowings from long-term debt                                                            700,000              1,334,000
          Reduction in long-term debt                                                            (1,115,914)            (1,881,291)
          Purchase of treasury stock                                                               (372,709)              (506,481)
          Preferred stock conversion costs                                                                -                (21,486)
                                                                                             --------------         --------------
      Net cash used in financing activities                                                        (786,028)              (954,431)
                                                                                             --------------         --------------
      Effect of exchange rate changes on cash                                                        62,686                (17,092)
                                                                                             --------------         --------------

      Net increase (decrease) in cash and cash equivalents                                          282,402               (520,951)

      Cash and cash equivalents at beginning of period                                            2,092,073              2,028,278
                                                                                             --------------         --------------

      Cash and cash equivalents at end of period                                           $      2,374,475       $      1,507,327
                                                                                             ==============         ==============

See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Nine Months Ended March 31, 2001
                                  (unaudited)

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

        Earnings per share amounts are computed as follows:

                                                     For the Three Months Ended March 31,
                                         ----------------------------------------------------------
                                                       2001                          2000
                                         -----------------------------   --------------------------
                                            Income     Shares     EPS      Income     Shares    EPS
                                            ------     ------     ---      ------     ------    ---
Basic EPS
   Income applicable to
     common shareholders                 $187,758  7,042,451  $0.03   $   77,170  7,779,193   $0.01
                                                              =====                           =====

Effect of Dilutive Securities
   Stock options and warrants                   -    194,906                   -    259,416
                                         ---------  ---------          ----------  ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $ 187,758  7,237,357  $0.03   $   77,170  8,038,609  $0.01
                                         =========  =========  =====   ==========  =========  =====
                                                       For the Nine Months Ended March 31,
                                         -----------------------------------------------------------
                                                       2001                          2000
                                         -----------------------------    --------------------------
                                            Income     Shares     EPS      Income    Shares     EPS
                                            ------     ------     ---      ------    ------     ---
Basic EPS
   Income applicable to
     common shareholders                 $1,326,393 7,112,737  $0.19   $1,036,714  7,828,688    $0.13
                                                               =====                            =====

Effect of Dilutive Securities
   Stock options and warrants                     -   181,512                   -    257,568
                                         ---------- ---------          ----------  ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $1,326,393 7,294,249  $0.18   $1,036,714  8,086,256    $0.13
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

     The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in the variable interest rates on the Revolving Term Loan and the Canadian Term Loan as required by the respective loan agreements. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The loss, net of income taxes, for the three- and nine-month periods ended March 31, 2001 is as follows:

                                                    Three Months Ended   Nine Months Ended
                                                      March 31, 2001      March 31, 2001
                                                      --------------      --------------
   Cumulative effect of change in accounting
       principal for derivatives - July 1, 2000         $       -            $  60,302
   Change in fair value                                   (35,824)             (95,953)
   Reclassification to earnings                            (1,927)              (9,543)
                                                        ---------            ---------
   Net loss for period                                  $ (37,751)           $ (45,194)
                                                        =========            =========

The Company has reported the fair value of its cash flow hedging derivatives in Other liabilities in the accompanying Consolidated Balance Sheets.

Note 4. Comprehensive Income

        Comprehensive income for the three- and nine-month periods ended March 31, 2001 and 2000 is as follows:

                                                          Three Months Ended                          Nine Months Ended
                                                               March 31,                                   March 31,
                                                  -------------------------------           ------------------------------------
                                                        2001               2000                    2001                  2000
                                                        ----               ----                    ----                  ----
Net Income                                          $  187,758          $  77,170             $  1,326,393          $  1,036,714
Other comprehensive income (loss):
    Cash flow hedging derivatives                      (62,919)                 -                  (75,324)                    -
    Income tax benefit                                  25,168                  -                   30,130                     -
                                                       -------             ------                ---------             ---------
        Cash flow hedging derivatives,
           net of tax                                  (37,751)                 -                  (45,194)                    -
    Foreign currency
       translation adjustment                          (40,313)            (3,120)                 (45,992)                8,707
                                                       -------             ------                ---------             ---------

Total comprehensive income                          $  109,694          $  74,050             $  1,235,207          $  1,045,421
                                                       =======             ======                =========             =========

Note 5. Related Party Transactions

       On February 23, 2001, the Company entered into a short-term lease agreement for the lease of eight locomotives from a leasing company, of which a director of the Company is a vice president. The lease term, which commenced in early March, is for 120 days at a rate of $255 per day per locomotive.

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

       As of March 31, 2001, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 308 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 303 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 308 lawsuits, 214 have been settled in principle at no liability to Industries with one attorney representing all 214 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. On April 3, 2001, the District Court dismissed this appeal as moot. On May 2, 2001, claimants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. This appeal is currently pending. If the Bankruptcy Court and District Court's judgments are upheld on appeal, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 25 cases remained pending as of March 31, 2001. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court and District Court's judgments referred to above are upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements of or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2000 to March 31, 2001, five new actions were commenced in which Industries was named as a defendant and 234 lawsuits were settled or dismissed at no liability to Industries.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of March 31, 2001:

            State                  Court                  Number of Cases
     -----------------   ---------------------------  ------------------------

     California            Los Angeles County                      1
                           San Francisco County                    4

     New York              New York County                       292
                           Bronx County                            1

     Pennsylvania          Philadelphia County                     9

     Texas                 Travis County                           1

     These cases seek, as relief, compensation for injuries that plaintiffs allegedly have sustained as a result of in utero DES exposure and punitive damages. The amounts sought are not specified.

     Management intends to vigorously defend all of these actions. In the event that the Bankruptcy Court and District Court's decisions referred to above are reversed by the Court of Appeals, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability in the pending cases, if any, in excess of insurance coverage and existing reserves, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

        Liquidity and Capital Resources

        The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $5,271,000 and $4,960,000 at March 31, 2001 and June 30, 2000, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the $7,775,000 seven-year revolving term loan (the "Revolving Term Loan"), which is available for future borrowings. As of March 31, 2001, the Company had no borrowings under the working capital facility and had approximately $1.9 million available in accordance with the facility's eligibility criteria. As of March 31, 2001, the Company prepaid $500,000 of its Revolving Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

        In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of March 31, 2001, the Company had repurchased a total of 861,788 shares of its Common Stock for $1,416,000, of which 832,788 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. As of March 31, 2001, the Company had approximately $564,000 authorized to repurchase additional shares of Common Stock.

     The Company intends to utilize the $2 million working capital facility and balance available under the Revolving Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

     The Company's cash and cash equivalents increased $282,000 for the nine-month period ended March 31, 2001. The net increase includes $3,444,000 of cash provided by operations, $16,000 of proceeds from the sale of assets and a $62,000 exchange rate impact relating to the Company's Canadian operations. These increases were offset by $1,768,000 of capital investments, $686,000 invested in the acquisition of rail properties, $373,000 utilized for the repurchase of 222,338 shares of the Company's Common Stock, and a $413,000 net reduction in long-term debt.

     The Company generated $3,444,000 of cash from operations for the nine months ended March 31, 2001, as compared to $2,401,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations increased $107,000 from $3,228,000 for the nine months ended March 31, 2000 to $3,335,000 for the nine months ended March 31, 2001, as a result of improved operating performance in the current year. Cash generated by changes in assets and liabilities aggregated $109,000 for the first nine months of fiscal 2001.

     In August 1999, the Company received notice from the owner of four of the lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for $686,000. In addition, PRL submitted a bid to purchase one additional line, which was subsequently rejected and is being sold to another bidder. PRL has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines will not have a material impact on its results of operations.

     The Company invested $1,768,000 in capital expenditures during the first nine months of fiscal 2001, including $1,577,000 of investments in railroad track structures (net of $712,000 of government grants), a $50,000 investment in the completion of the Company's new bulk transfer facility in York, Pennsylvania, and $141,000 of other capital investments. As of March 31, 2001, the Company had approximately $300,000 of state government grants and approximately $500,000 of Quebec government grants available for future track rehabilitation and other track improvement projects. In March 2001, the Company entered into an agreement to purchase rail and related materials for approximately $1.5 million over the next four years in conjunction with a rail replacement project on its St. Lawrence & Atlantic Railroad in New England. The Company has no other material commitments for capital expenditures.

     The Company's net long-term debt obligations decreased $413,000 during the nine-month period ended March 31, 2001, including a $700,000 draw on the prepaid portion of the Revolving Term Loan and $3,000 of borrowings under state government no-interest loan track rehabilitation programs, offset by $1,116,000 of scheduled debt repayments. The Company drew down the prepaid amount under the Revolving Term Loan to fund PRL's acquisition of the two previously leased rail lines.

       Analysis of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000

                             Results of Operations
                             ---------------------

     The Company generated net income of $188,000 for the three-month period ended March 31, 2001, as compared to net income of $77,000 for the three-month period ended March 31, 2000. Income before income taxes increased $100,000, or 32.6%, from $305,000 for the quarter ended March 31, 2000, to $405,000 for the corresponding quarter in the current year. Operating revenues increased $124,000, while operating expenses decreased $14,000 from the prior year. Interest expense decreased $23,000 and the provision for income taxes decreased $11,000 from the prior year, while interest and other non-operating income decreased $61,000 from the prior year primarily due to foreign currency exchange gains and losses in connection with the Company's Canadian operations.

                                   Revenues
                                   --------

     Operating revenues increased $124,000, or 2%, from $6,245,000 for the three-month period ended March 31, 2000 to $6,369,000 for the three-month period ended March 31, 2001. The net increase consists of a $114,000 increase in intermodal freight and handling revenues and a $137,000 increase in other operating revenues, partially offset by a $71,000 decrease in freight and haulage revenues (excluding intermodal freight) and a $56,000 decrease in logistics revenues.

     Freight and haulage revenues (excluding intermodal freight) decreased $71,000, or 1.4%, consisting of a 4.6% decrease in the number of carloads handled partially offset by a 3.3% increase in average revenues per carload. Traffic handled decreased approximately 775 carloads from 17,025 for the quarter ended March 31, 2000 to 16,250 for the quarter ended March 31, 2001. Traffic for the quarters ended March 31, 2001 and 2000 includes approximately 5,175 and 5,225 overhead carloads, respectively, between the St. Lawrence & Atlantic Railroad ("SLR") in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec rail operations increased $79,000 and traffic decreased approximately 25 carloads, while freight and haulage revenues on Pennsylvania rail operations decreased $150,000 and traffic decreased approximately 750 carloads.

     The slight carload decrease in New England/Quebec traffic includes approximately 160 additional paper-related carloads as a result of new business generated with existing customers, 125 additional carload movements in conjunction with railcars stored on SLR, 90 additional moves on SLQ (excluding overhead moves with SLR) primarily as a result of new business added to this line, and a variety of other less significant increases in other business. These increases were offset by a decrease of approximately 185 overhead agricultural shipments as a result of an alternative supply source and alternative route in the current year, and a variety of other less significant decreases in other business.

     The 750 carload decrease in Pennsylvania rail operations is attributable to a 400 carload reduction in agricultural business as a result of exceptional business in the prior year caused by local drought conditions, a reduction of 125 coal carloads for an on-line paper customer's co-generation power facility as a result of the timing of such shipments, a reduction of 40 carloads to an on-line corrugated paper facility which closed during fiscal 2000, a 100 carload reduction in logistics carloads, and a number of other decreases as a result of a reduction in customers' business levels.

     The 3.3% increase in average revenues per carload is primarily attributable to rate adjustments, which reflect the increase in locomotive fuel prices, partially offset by mix which includes a greater proportion of lower priced business in the current year.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $114,000, or 42%, from $273,000 for the three-month period ended March 31, 2000 to $387,000 for the three-month period ended March 31, 2001. Intermodal volume increased 950 trailers and containers, or 41%, from 2,300 trailers and containers for the third quarter of the prior year to 3,250 trailers and containers for the third quarter of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 265 international steamship containers in the quarter ended March 31, 2001, as compared to a nominal number of steamship containers in the quarter ended March 31, 2000. As a result of the continued increase in intermodal business, the Company is currently in the process of doubling the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding. SLR and SLQ, in conjunction with the Canadian National Railway ("CN"), offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax and New Orleans ports.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $56,000, from $113,000 for the three months ended March 31, 2000 to $57,000 for the three months ended March 31, 2001. The number of railcars handled decreased 35%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, and a reduction in lumber reload business due to slower economic conditions. Truck brokerage revenues associated primarily with the lumber reload business accounted for $25,000 of the decrease. These decreases were partially offset by business from new customers that are starting to utilize the Company's upgraded terminal facilities.

     Other operating revenues increased $137,000 from the prior year, including $177,000 additional demurrage and railcar storage revenues, partially offset by a variety of less significant decreases.

                                   Expenses
                                   --------

     Operating expenses decreased $14,000, or .2%, from $5,660,000 for the three-month period ended March 31, 2000 to $5,646,000 for the three-month period ended March 31, 2001. The decrease consists of $191,000 additional cost of operations, offset by a $205,000 reduction in selling and administrative expenses.

     Cost of operations increased $191,000, or 4.1%, from $4,628,000 for the three months ended March 31, 2000 to $4,819,000 for the corresponding quarter in the current year. This increase includes $177,000 additional railroad operating expenses and $53,000 additional intermodal operating expenses, partially offset by a $39,000 decrease in logistics operating expenses.

     Railroad operating expenses increased $177,000, or 4.1%, for the three months ended March 31, 2001 as compared to the corresponding period in the prior year, including a $168,000, or 36%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year and favorable fuel pricing contracts for New England/Quebec rail operations during a large portion of the third quarter of the prior year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased $9,000, or .2%, consisting of a $49,000 increase in expenses for New England/Quebec rail operations, partially offset by a $40,000 decrease in expenses for Pennsylvania rail operations.

     The $49,000 net increase in railroad operating costs for New England/Quebec rail operations is attributable to a number of factors. First, railroad operating costs were adversely impacted in the third quarters of both fiscal 2001 and fiscal 2000 by different events. Fiscal 2001 rail operations were adversely impacted by above average snowfall which significantly increased transportation and maintenance of way expenses. Fiscal 2000 rail operations were adversely impacted by a change in CN's operating plan for delivery of trains to SLQ, which was exacerbated over the winter when CN consistently failed to meet its schedule. The Company is continuing to work with CN to develop solutions to improve operations, and has been successful in reducing the impact of this change over the past several months. Second, transportation costs increased due to additional labor and other operating costs to handle the increased complexity of operations, which includes congestion in the Auburn, Maine area. Third, locomotive maintenance expenses increased approximately $500,000 in the current year as a result of the continued increase in locomotive repair costs in conjunction with operating larger trains with older locomotives, and as a result of increased short-term locomotive rental costs during locomotive down-time. The Company is currently evaluating alternatives to reduce locomotive maintenance costs. Safety costs also increased in the current year as a result of a loss control program being implemented by the Company to reduce the number of accidents and incidents on these operations. These increases were partially offset by a reduction in the number of accidents and incidents as a result of loss control efforts, and by favorable car hire adjustments in the current year.

     The $40,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to the reduction in business levels in the current year, an unfilled railroad general manager position in the current year, a decrease in accidents and incidents in the current year, and decreases in a variety of operating costs attributable to cost containment efforts.

     Intermodal operating expenses increased $53,000, from $117,000 for the prior year quarter to $170,000 for the current year quarter due to additional fees paid to the terminal's independent operator in conjunction with the 41% volume increase and additional snow removal costs.

     Logistics operating expenses decreased $39,000, from $165,000 for the third quarter of fiscal 2000 to $126,000 for the third quarter of the current year in conjunction with the 35% volume decrease from the prior year. Brokered freight expense associated with the reduction in lumber reload business accounted for $22,000 of this decrease, while labor and benefits accounted for the majority of the remainder of the decrease.

     Selling and administrative expenses decreased $205,000, or 20%, from $1,032,000 for the three-month period ended March 31, 2000 to $827,000 for the three-month period ended March 31, 2001. The net decrease consists of a reduction in a wide variety of expense categories including a reduction in professional fees as a result of costs incurred in the prior year in pursuit of strategic initiatives, a decrease in public relations and other costs as a result of efforts to control administrative costs in the current year, and a reduction in costs related to the unfilled president position for the New England/Quebec operations in the current year. The responsibilities of the president of the New England/Quebec operations have been assumed by the Company's President and Chief Executive Officer during the search for a replacement, who has been identified and is expected to join the Company during the fourth quarter of fiscal 2001. These decreases were partially offset by additional wages and benefits as a result of normal wage increases and staff additions.

     Interest expense decreased $23,000 for the three-month period ended March 31, 2001 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled principal payments, partially offset by additional borrowings from temporary prepayments of the Revolving Term Loan to finance the acquisition of two previously leased rail lines.

     The provision for income taxes decreased $11,000, from $228,000 for the three months ended March 31, 2000 to $217,000 for the three months ended March 31, 2001. The decrease in the effective tax rate in the current year is a result of the mix between United States and foreign taxable income. The provision for income taxes for the third quarters of both fiscal 2001 and fiscal 2000 includes $185,000 and $194,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

        Analysis of operations for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000

                             Results of Operations
                             ---------------------

     The Company generated net income of $1,326,000 for the nine-month period ended March 31, 2001, as compared to net income of $1,037,000 for the nine-month period ended March 31, 2000. Income before income taxes increased $131,000, or 6.5%, from $2,027,000 for the nine months ended March 31, 2000, to $2,158,000 for the corresponding period in the current year. Operating revenues increased $785,000, while operating expenses increased $593,000 over the prior year. Interest expense decreased $36,000 and the provision for income taxes decreased $158,000 from the prior year, while interest and other non-operating income decreased $97,000 due to foreign currency exchange gains and losses in connection with the Company's Canadian operations.

                                   Revenues
                                   --------

     Operating revenues increased $785,000, or 4.2%, from $18,822,000 for the nine-month period ended March 31, 2000 to $19,607,000 for the nine-month period ended March 31, 2001. The net increase consists of a $185,000 increase in freight and haulage revenues (excluding intermodal freight), a $473,000 increase in intermodal freight and handling revenues, and a $325,000 increase in other operating revenues, partially offset by a $198,000 decrease in logistics revenues.

     Freight and haulage revenues (excluding intermodal freight) increased $185,000, or 1.3%, consisting of a 1.2% decrease in the number of carloads handled offset by a 2.5% increase in average revenues per carload. Traffic handled decreased approximately 600 carloads from 49,950 for the first nine months of fiscal 2000 to 49,350 for the first nine months of the current year. Traffic for the first nine months of fiscal 2001 and 2000 includes approximately 15,200 and 14,700 overhead carloads, respectively, between the St. Lawrence & Atlantic Railroad ("SLR") in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec rail operations increased $664,000 and traffic increased approximately 1,550 carloads, while freight and haulage revenues on Pennsylvania rail operations decreased $479,000 and traffic decreased approximately 2,150 carloads.

     The 1,550 carload increase in New England/Quebec traffic includes approximately 900 additional paper-related carloads as a result of increased production by and new business with existing customers, 280 additional carloads to an on-line bulk transload customer, 170 additional carloads to a liquid propane gas distributor as a result of colder weather conditions in New England in the current year as compared to the prior year, 170 additional carloads of new fly ash business to an on-line cement producer, 500 additional carload movements in conjunction with railcars stored on SLR, 550 additional moves on SLQ (excluding overhead moves with SLR) primarily as a result of new business added to this line, 500 additional overhead carloads between SLR and SLQ, and a variety of other less significant increases in other business. These increases were partially offset by a decrease of 375 one-time carloads of cement in the prior year for a major construction project in New England, a decrease of 420 salt carloads as a result of the customer's loss of supply contracts and the customer utilizing a new supply source, a decrease of 240 overhead agricultural shipments as a result of an alternative supply source and alternative route in the current year, and a variety of other less significant decreases in other business.

     The 2,150 carload decrease in Pennsylvania rail operations is attributable to a 975 carload reduction in agricultural business as a result of exceptional business in the prior year caused by local drought conditions, a reduction of 200 carloads to an on-line corrugated paper facility which closed during fiscal 2000, a reduction of 240 coal carloads for an on-line paper customer's co-generation power facility as a result of a temporary shutdown for repairs and the timing of such shipments, a 300 carload reduction in logistics carloads, and a number of other decreases as a result of a reduction in customers' business levels.

     The 2.5% increase in average revenues per carload is primarily attributable to rate adjustments, which reflect the increase in locomotive fuel prices, partially offset by mix which includes a greater proportion of lower priced business in the current year.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $473,000, or 52%, from $907,000 for the nine-month period ended March 31, 2000 to $1,380,000 for the nine-month period ended March 31, 2001. Intermodal volume increased 3,800 trailers and containers, or 49%, from 7,700 trailers and containers for the first nine months of the prior year to 11,500 trailers and containers for the first nine months of the current year. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 1,000 international steamship containers in the first nine months of fiscal 2001, as compared to a nominal number of steamship containers in the first nine months of fiscal 2000. As a result of the continued increase in intermodal business, the Company is currently in the process of doubling the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding. SLR and SLQ, in conjunction with the Canadian National Railway ("CN"), offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax and New Orleans ports.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $198,000, from $380,000 for the nine-month period ended March 31, 2000 to $182,000 for the nine-month period ended March 31, 2001. The number of railcars handled decreased 37%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, a reduction in lumber reload business due to slower economic conditions, and a reduction in canned goods business. Truck brokerage revenues associated primarily with the lumber reload and canned goods business accounted for $109,000 of the decrease. These decreases were partially offset by business from new customers that are starting to utilize the Company's upgraded terminal facilities.

     Other operating revenues increased $325,000 from the prior year, including $219,000 of additional demurrage and railcar storage revenues, an additional $127,000 recovered in the current year from CN for the period September 1999 through June 2000 pursuant to the terms of SLQ's operating agreement with CN as a result of the adverse impact of a change in CN's operating plan for the delivery of trains to SLQ, and a variety of other less significant increases and decreases.

                                   Expenses
                                   --------

     Operating expenses increased $593,000, or 3.7%, from $16,029,000 for the nine-month period ended March 31, 2000 to $16,622,000 for the nine-month period ended March 31, 2001. The increase consists of $1,011,000 additional cost of operations, partially offset by a $418,000 reduction in selling and administrative expenses.

     Cost of operations increased $1,011,000, or 7.8%, from $13,040,000 for the nine-month period ended March 31, 2000 to $14,051,000 for the corresponding nine-month period in the current year. This increase includes $1,030,000 additional railroad operating expenses and $125,000 additional intermodal operating expenses, partially offset by a $144,000 decrease in logistics operating expenses.

     Railroad operating expenses increased $1,030,000, or 8.4%, for the nine months ended March 31, 2001 as compared to the corresponding period in the prior year, including a $589,000, or 49%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased $441,000, or 4%, consisting of a $672,000 increase in expenses for New England/Quebec rail operations, partially offset by a $231,000 decrease in expenses for Pennsylvania rail operations.

     The $672,000 increase in railroad operating costs for New England/Quebec rail operations, excluding locomotive fuel, is attributable to the increase in business over the prior year, additional complexity of operations due to congestion in the Auburn, Maine area, additional costs incurred as a result of above average snowfall during the current year, and the continuing impact of the change in CN's operating plan for delivery of trains to SLQ implemented in September 1999, which has adversely affected SLR and SLQ's operations and increased their operating costs. The Company is continuing to work with CN to develop solutions to improve operations, and has been successful in reducing the impact of this change over the past several months. Track maintenance costs increased due to efforts to improve track conditions in order to increase speeds and operate more efficiently. Transportation costs increased due to additional labor and other operating costs to handle the increase in business and congestion in the Auburn, Maine area. Locomotive maintenance expenses increased almost $600,000 as a result of the continued increase in locomotive repair costs in conjunction with operating larger trains with older locomotives, and as a result of increased short-term locomotive rental costs during locomotive down-time. The Company is currently evaluating alternatives to reduce locomotive maintenance costs. Safety costs have also increased in the current year as a result of a loss control program being implemented by the Company to reduce the number of accidents and incidents on these operations. The increases in railroad operating expenses were partially offset by a reduction in accidents and incidents in the current year as a result of loss control efforts, a favorable settlement of a crossing accident in the amount of $143,000, and favorable car hire adjustments.

     The $231,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to the reduction in business levels in the current year, an unfilled railroad general manager position in the current year, a decrease in accidents and incidents in the current year, a decrease in a variety of operating costs attributable to the merger of the Maryland and Pennsylvania Railroad and Yorkrail operations on December 1, 1999, and cost containment efforts.

     Intermodal operating expenses increased $125,000, from $330,000 for the prior year to $455,000 for the current year due to additional fees paid to the terminal's independent operator in conjunction with the 49% volume increase over the prior year, additional snow removal costs as a result of above average snowfall in the current year, and due to the favorable settlement in the prior year of a previously accrued loss and damage claim.

     Logistics operating expenses decreased $144,000, from $522,000 for the first nine months of fiscal 2000 to $378,000 for the first nine months of the current year in conjunction with the 37% volume decrease from the prior year. Brokered freight expense associated with the reduction in lumber reload and canned goods business accounted for $113,000 of this decrease, while labor and benefits accounted for the majority of the remainder of the decrease.

     Selling and administrative expenses decreased $418,000, from $2,989,000 for the nine months ended March 31, 2000 to $2,571,000 for the nine months ended March 31, 2001. The net decrease consists of a reduction in a wide variety of expense categories including a reduction in professional fees as a result of costs incurred in the prior year in pursuit of strategic initiatives, a reduction in systems projects as a result of costs incurred in the prior year to develop the Company's web site, a decrease in public relations and other costs as a result of efforts to control administrative costs in the current year, and a reduction in costs related to the unfilled president position for the New England/Quebec operations in the current year. The responsibilities of the president of the New England/Quebec operations have been assumed by the Company's President and Chief Executive Officer during the search for a replacement, who has been identified and is expected to join the Company during the fourth quarter of fiscal 2001. These decreases were partially offset by additional wages and benefits as a result of normal wage increases and staff additions, additional provisions under profit sharing and incentive compensation arrangements, and less significant increases in several other expense categories.

     Interest expense decreased $36,000 for the nine-month period ended March 31, 2001 as compared to the corresponding period in the prior year. The decrease is attributable to scheduled principal payments, partially offset by an increase in interest rates on variable rate debt and additional borrowings from temporary prepayments of the Revolving Term Loan to finance the acquisition of two previously leased rail lines.

     The provision for income taxes decreased $158,000, from $990,000 for the nine months ended March 31, 2000 to $832,000 for the nine months ended March 31, 2001. The effective tax rate decreased from 48.8% in the prior year to 38.5% for the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for the first nine months of both fiscal 2001 and fiscal 2000 includes $700,000 and $840,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     The Company has various debt obligations and therefore is exposed to changes in market interest rates. Refer to Note 5 to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2000 for further information regarding the Company's long-term debt. The Company does not hold or issue derivative financial instruments for trading purposes. In order to manage the Company's interest rate risk, management monitors the interest rate market on a regular basis and reacts to changes while considering their long-term goals and financial position.

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

          (b) No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMONS TRANSPORTATION GROUP, INC.


Date: May 14, 2001         By: /s/  Scott F. Ziegler
      ------------             -------------------------------------------------
                                    Scott F. Ziegler
                                    Senior Vice President and Chief Financial
                                    Officer (signing on behalf of the registrant
                                    as its duly authorized officer and its
                                    principal financial and accounting officer)