Form 10-K
period 2001-06-30
EMONS TRANSPORTATION GROUP INC
filed 2001-09-24
CIK 32666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------


 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                          Commission File No.: 0-5206

                       EMONS TRANSPORTATION GROUP, INC.

            (Exact name of registrant as specified in its charter)

               Delaware                               23-2441662
       -----------------------------------------------------------------------
       (State of incorporation)        (I.R.S. employer identification number)

                    96 South George Street, York, PA               17401
              ----------------------------------------------------------
              (Address of principal executive offices)         (Zip Code)


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

                        Yes    X      No  ________
                            -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 6, 2001, 7,070,304 shares of voting Common Stock were outstanding including 1,924,902 shares held by an escrow agent. For information regarding the escrow agent, see "Industries' Reorganization" below. The aggregate market value of shares of voting Common Stock held by nonaffiliates of the registrant as of September 6, 2001 was $10,093,509. For this purpose the average of the closing bid and asked prices ($1.625 per share), as of September 6, 2001, has been used.

Portions of the definitive proxy statement for the annual meeting of stockholders to be held on November 15, 2001 are incorporated by reference into
Part III of this Form 10-K.

         This Form 10-K contains certain "forward-looking" statements regarding future events and the future performance of Emons Transportation Group, Inc. that are generally noted by terms such as "believe," "expectations," "foresee," "goals," "potential," and "prospects." These forward looking statements involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, continued or reduced operations at customers' facilities, service of connecting Class I rail carriers, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.


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

         Description of Operations

                                    General
                                    -------

         The Company owns and operates four short line railroads which accounted for 96% of the Company's total operating revenues in both fiscal 2001 and fiscal 2000, and 94% of total operating revenues in fiscal 1999. The Company operates a rail intermodal terminal in Auburn, Maine which provides its customers in New England with access to the global marketplace by transporting their freight by rail, for further transport by steamship or truck. The Company's logistics services business in York, Pennsylvania provides its customers with rail/truck transfer, warehousing and other distribution services. The Company's intermodal and logistics operations are intended to increase rail traffic by providing a wide variety of services to businesses located both on and off the Company's rail lines.

         The Company operates in two geographic regions, New England/Quebec, which accounted for approximately 74% of the Company's fiscal 2001 operating revenues, and Pennsylvania, which accounted for the remaining 26% of the Company's fiscal 2001 operating revenues. New England/Quebec operations consist of SLR, which extends from Portland, Maine, through New Hampshire to the international border at Norton, Vermont, SLQ, which commenced operations on December 1, 1998 and which connects with SLR at the international border and with the Canadian National Railway ("CN") at Ste. Rosalie, Quebec, and MIT, which commenced rail intermodal operations on SLR in Auburn, Maine in September 1994. Pennsylvania operations consist of YRC, PRL and ELS, which are located in south-central and southeastern Pennsylvania. Local management teams are responsible for the operations in each region.

         The Company's three largest rail operations, SLR, SLQ, and YRC all have connections, directly or indirectly, with multiple Class I Railroads, which are classified by the U.S. Code of Federal Regulations as railroad carriers having annual revenues of approximately $261.9 million (2000 dollars) or more ("Class I Railroads"). The Company's right to interchange rail traffic with Class I Railroads is based upon applicable federal regulations. Multiple Class I connections make the Company's railroad sites ideal places for industry to locate and build new facilities because of competitive service and pricing from the competing Class I Railroad connecting carriers. In addition, as discussed further below, the acquisition of the Illinois Central Railroad ("IC") by CN, the acquisition of Wisconsin Central Transportation Corporation ("WC") by CN, and the split-up of Consolidated Rail Corporation ("Conrail") by the Norfolk Southern Corporation ("NS") and CSX Corporation ("CSX"), provide the Company's railroad operations with additional long-term opportunities. The consolidation of these railroads will open up new markets for the Company's customers as a result of single-line rail service to more regions by these merged railroads. Single line service is generally more efficient than service through multiple carriers for two primary reasons. First, single-line access generally provides for shorter transit times since railcars do not have to be interchanged with other rail carriers. Second, single-line service is generally more cost effective since only one railroad handles the traffic and receives revenues for providing rail services.

         On July 1, 1999, CN completed the acquisition of IC. The merger provides CN with a single "Y" shaped network connecting the Pacific and Atlantic coasts in Canada, and the U.S. Gulf coast in New Orleans, with the joining of the railroads in Chicago. The merger provides CN with access to five major ports, including Halifax, Montreal, Vancouver, New Orleans, and Mobile. Prior to the merger, SLR and SLQ could access most markets in the midwest and south only through multiple carriers. In addition, in April 1998, CN entered into a 15-year marketing agreement with the Kansas City Southern Railway ("KCS") which provides access to key southern and southwestern markets, and access to Mexico's largest rail system through KCS's affiliate, the Texas Mexican Railway. To date, SLR and SLQ have generated new business as a result of opportunities created by this merger. While the total impact of this merger on future traffic patterns and the resultant effect on the Company's railroad operations are uncertain, the Company believes that the merger of CN and IC, and the marketing agreement with KCS, will provide SLR and SLQ with single-line access to many points in the midwest and south, and that the combination of single-line access to KCS (and its affiliates) and the marketing agreement between CN and KCS should provide SLR and SLQ with more cost competitive service and shorter transit time access to Mexico which may open up commercial opportunities for SLR and SLQ in Mexico.

         On January 30, 2001, CN announced its intentions to acquire all of the common stock of WC. WC operates approximately 2,850 miles of track in Wisconsin, Illinois, Minnesota, Michigan and Ontario, including a main-line connection to Chicago. CN's acquisition of WC would provide SLR and SLQ with additional single-line access to many points in the midwest. On July 10, 2001, the Government of Canada's Competition Bureau approved CN's proposed acquisition of WC, and on September 7, 2001, the United States Surface Transportation Board also approved the acquisition.

         On June 1, 1999, the split-up of Conrail was completed and CSX and NS commenced operations of their respective portions of Conrail. All of the Company's prior interchanges with Conrail were acquired by NS. As a result, YRC maintained dual connections with Class I Railroads subsequent to the merger, and also obtained commercial access to a third Class I Railroad, Canadian Pacific Railway ("CP"), through a connection via NS from Harrisburg, Pennsylvania. In addition, one of PRL's rail lines in Bristol, Pennsylvania, also obtained dual access to NS and CSX as a result of the merger, which it did not have previously. NS and CSX's implementation of the merger initially caused congestion, a lack of car supply for customers and service disruptions, which resulted in a loss of business to trucking companies for all of the Company's rail operations. Both NS and CSX have substantially improved their service during fiscal 2001, and the Company believes that, on a long-term basis, the merger will create additional rail business for its Pennsylvania rail operations as a result of longer Class I single-line rail service on competitive routes.

                              New England/Quebec
                              ------------------

         St. Lawrence & Atlantic Railroad Company - SLR owns and operates
         ----------------------------------------
approximately 165 miles of main-line track and related properties between Portland, Maine and Norton, Vermont. SLR serves approximately 47 customers, including 29 customers located directly on line. SLR primarily serves customers in the paper, construction, agricultural, energy, warehousing and distribution industries. SLR's two largest customers, New England Public Warehouse and Pulp & Paper of America LLC ("PPA"), each accounted for approximately 17% of SLR's operating revenues in fiscal 2001. PPA, which acquired two pulp and paper mills located on SLR in July 1999, is a subsidiary of American Tissue Inc. On September 10, 2001, American Tissue Inc. and 27 of its U. S. subsidiaries, including PPA, filed for protection under Chapter 11 of the United States Bankruptcy Code. SLR is currently not handling any business for PPA, and there can be no assurance that PPA will be successful in its efforts to emerge from bankruptcy and that business will return to customary levels. SLR interchanges rail traffic with its affiliate, SLQ, at Island Pond, Vermont, Guilford Rail Systems at Danville Junction, Maine and the New Hampshire Central Railroad at North Stratford, New Hampshire.

         In November 1997, SLR entered into agreements to lease and operate all of the track and property owned by the Berlin Mills Railway Company ("BMS"), which is owned by PPA, and on November 4, 1997 commenced operations. BMS consists of approximately 11 miles of track connecting to SLR, and serves two pulp and paper mills in Berlin and Gorham, New Hampshire. The lease agreement includes an initial lease term of ten years and a five-year renewal option. SLR ceased operation of BMS in August 2001 and the resumption of operations will depend upon the outcome of bankruptcy proceedings.

         St. Lawrence & Atlantic Railroad (Quebec) Inc. - In December 1998, SLQ
         ---------------------------------------------
acquired a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from CN. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and SLR at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating agreement. In addition to delivering overhead traffic between CN and SLR, SLQ serves 25 customers, including 12 customers located directly on line. SLQ primarily serves customers in the paper, construction, agricultural and chemical industries. Overhead traffic between SLR and CN accounted for approximately 49% of SLQ's operating revenues in fiscal 2001, while services performed for CN accounted for 21% of SLQ's operating revenues in fiscal 2001. SLQ interchanges rail traffic with CN at Richmond, Quebec, SLR at Island Pond, Vermont, and the Quebec Southern Railway at Sherbrooke, Quebec.

         Maine Intermodal Transportation, Inc. - The MIT rail intermodal
         ------------------------------------
terminal located on SLR in Auburn, Maine commenced operations in September 1994. The terminal was expanded from 16 to 35 developed acres during fiscal 2001, effectively tripling its previous capacity. The $1 million expansion was funded 50% with a federal grant through the state of Maine under TEA-21 (Transportation Equity Act for the 21st Century) and the remaining 50% by the city of Auburn. The terminal includes three double-ended working tracks for loading, unloading and storage of intermodal railcars, lighted parking for trailers and containers, fencing, a gate house, a truck scale, a trailer/container maintenance facility and various other improvements. SLR and SLQ, in combination with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide MIT with access to CN's Vancouver, Montreal, Halifax, New Orleans and Mobile ports. Through coordinated train service among CN, SLR and SLQ, MIT currently provides premium rail intermodal service which includes third morning service between Auburn and Chicago. Service is also provided to and from points in Canada by CN and throughout North America by other connecting rail carriers at Chicago and Detroit. In October 1999, MIT handled its first international steamship container and is continuing to actively pursue this business. The terminal handled approximately 1,250 international steamship containers in fiscal 2001, as compared to approximately 450 steamship containers in the prior year. The Company believes that this operation will be an important factor in the growth and development of SLR and SLQ by providing additional business volume to its rail operations.

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

                                 Pennsylvania
                                 ------------

         York Railway Company - On December 1, 1999, the Company merged the
         --------------------
operations of its two railroad subsidiaries located in the York, Pennsylvania area, the Maryland and Pennsylvania Railroad Company ("MPA") and Yorkrail, Inc. ("YRC") into a new company, York Railway Company. YRC owns and operates 40 miles of main line track and related properties. There are approximately 45 active customers that utilize YRC's service for in-bound and/or out-bound shipments of freight, including 29 customers located directly on line. YRC primarily serves customers in the paper, agricultural, building products and distribution industries. YRC's largest customer, P. H. Glatfelter Company, a paper manufacturer, accounted for approximately 27% of YRC's operating revenues in fiscal 2001. YRC currently interchanges rail traffic with NS at York and West York, Pennsylvania, and CSX at Porters Sidling and Hanover, Pennsylvania. In addition, CP negotiated commercial access to YRC through a connection via NS from Harrisburg, Pennsylvania in connection with the split-up of Conrail between NS and CSX.

         Penn Eastern Rail Lines, Inc. - In December 1997, PRL acquired
         -----------------------------
substantially all of the assets and leases of four railroad operations, eight locomotives, and track equipment from an individual owner and operator (the "Seller"), and commenced operations on December 31, 1997. The rail operations consisted of seven individual rail lines aggregating approximately 44 miles of track located in various areas of southeastern Pennsylvania, including two lines owned by the Seller and five leased lines. In August 1999, PRL received notice from the owner of four of the leased lines of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for an aggregate consideration of $695,000. In addition, PRL submitted a bid to purchase one additional line consisting of approximately 8.5 miles, which was subsequently rejected and sold to another bidder. PRL is currently operating this line for the successful bidder on a temporary basis. PRL has elected not to purchase the fourth line consisting of approximately 4.5 miles. The Company believes that the loss of business from these remaining two leased lines will not have a material impact on its results of operations.

         PRL serves 12 active customers which are located directly on line. PRL serves customers in the printing, food grade, agricultural, steel, energy, scrap and lumber industries. PRL's largest customer, Brown Printing, accounted for approximately 33% of PRL's fiscal 2001 operating revenues. Each of PRL's five rail lines currently interchanges rail traffic with NS at various locations in southeastern Pennsylvania. In addition, PRL's rail line in Bristol, Pennsylvania obtained access to CSX in connection with the split-up of Conrail between NS and CSX.

         Emons Logistics Services, Inc. - ELS offers logistics services,
         ------------------------------
including rail/truck transfer, storage and other services, for customers in the Mid-Atlantic region at its facilities in York, Pennsylvania. ELS currently operates two facilities located on YRC, a bulk terminal facility at Lincoln Yard in West York, Pennsylvania and a 15,000 square foot rail/truck transfer and short-term storage warehouse located in downtown York, Pennsylvania. These facilities allow companies that are not located on a rail line, including manufacturers and users of dry/liquid bulk commodities, lumber and other building products, canned goods and packaged consumer products, to take advantage of favorable rail economics for the long-haul shipment of their products combined with local truck delivery. ELS provides short-term storage and various value-added services, such as rail/truck transfer and truck brokering services for its customers. These operations generate revenues for the Company both for the logistics services performed and for the movement of freight by rail. The Company believes that these operations are important to the growth of the railroad operations in south-central Pennsylvania since they enable customers who are not located directly on line to utilize rail transportation. ELS' largest customer, Interstate Commodities, a grain and feed ingredient company, accounted for approximately 39% of ELS' fiscal 2001 operating revenues.

         The Company's most significant logistics operations are located at Lincoln Yard, which consists of approximately 25 acres. During fiscal 2000, ELS constructed a new, state-of-the-art bulk transfer facility on this property which cost approximately $1.26 million, including $747,000 of which was funded by a grant from the state of Pennsylvania. This facility includes approximately 70 railcar spots, paving, lighting, fencing, and a 70 foot truck scale. The Company believes that its access to three Class I Railroads in York will make this an attractive transload facility, and is currently actively marketing the services offered at this terminal.

         Significant Customers

         One customer, New England Public Warehouse located on SLR, accounted for approximately 10.5% of the Company's fiscal 2001 consolidated operating revenues. Another customer, PPA, a subsidiary of American Tissue Inc., accounted for approximately 9% of fiscal 2001 operating revenues. On September 10, 2001, American Tissue Inc. along with 27 of its U. S. subsidiaries, including PPA, filed for protection under Chapter 11 of the United States Bankruptcy Code. There can be no assurance that PPA will be successful in its efforts to emerge from bankruptcy and that business will return to customary levels.

         Employees

         At June 30, 2001, the Company employed a total of 170 persons, 116 of which were represented by various labor organizations. The Company has labor agreements with unions which represent certain YRC, SLR and SLQ non-management employees. Currently, YRC unionized employees are covered by collective bargaining agreements one of which expires in December 2004 and some of which expired in December 2000 and are currently in mediation with union representatives. SLQ unionized employees are covered by collective bargaining agreements which expire in November and December 2002. All SLR collective bargaining agreements expired in May 2000, and the Company is currently in negotiations with SLR union representatives. Employees of the remainder of the Company's operations are not represented by labor organizations. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

         Regulation

         The Company's U.S. rail subsidiaries are subject to the regulatory jurisdiction of the Surface Transportation Board ("STB"), a federal agency that is the successor to the Interstate Commerce Commission. The STB has jurisdiction over, among other things, the rates charged, the issuance of securities and the extension or abandonment of rail lines, routes or service by common carriers, and the consolidation, merger and acquisition or control of and by such carriers. The Company's U.S. rail subsidiaries are also subject to regulation by the Federal Railroad Administration as to safety requirements and operating practices, and are subject to regulations by the governmental authorities of Pennsylvania, Maine, Vermont and New Hampshire.

         The Company's Canadian rail subsidiary is subject to the regulatory jurisdiction of the Canadian Transportation Agency ("CTA"), a Canadian federal agency. The CTA is responsible for the economic regulation of transportation under Canadian federal jurisdiction and for the protection of consumers and carriers through the administration of, among other things, rail certificates of fitness. The Company's Canadian rail subsidiary is also subject to regulation by Transport Canada as to safety requirements.

         The Company does not believe that compliance with U.S. or Canadian, federal, state, provincial and local environmental regulations has or will have a material effect upon capital expenditures, competitive position, or earnings of the Company. The Company did not make any material investment in capital expenditures for environmental control facilities during fiscal 2001 and does not anticipate making any such expenditures in fiscal 2002.

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

         Capital Transactions

         The authorized capital stock of the Company consists of 30 million shares of Common Stock and 3 million shares of Preferred Stock.

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

         In June 1999, ETG Merger Corporation merged into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. This represents an inducement premium of 296,799 shares of Common Stock in excess of the .9 conversion rate offered under the original terms of the Convertible Preferred Stock. Dividends in arrears that were eliminated as a result of the Merger aggregated approximately $1,768,000 as of June 29, 1999.

         In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of June 30, 2001, the Company had repurchased a total of 861,788 shares of its Common Stock for approximately $1,416,000, of which 832,788 shares were held in treasury and 29,000 shares were retired. In addition, in June 2000, the Company paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.125 per share which were due to expire in July 2000.

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

         Under the Plan, each unsecured creditor received an initial distribution of cash, Common Stock and Senior Preferred Stock for its claim. Since numerous disputed claims remained at the time of consummation of the Plan, an escrow agent, appointed in connection with the Plan, was instructed to distribute additional amounts of cash and securities to holders of allowed claims on a quarterly basis in each quarter that disputed claims are reduced by litigation or settlement. The Bankruptcy Court postponed the distribution of any cash and securities in 1989 until it could determine whether certain other potential unsecured claims should be included in the bankruptcy proceeding. In July and August 1997, upon approval from the Bankruptcy Court for a partial distribution, the escrow agent distributed 1,434,922 shares of the Company's Common Stock and 589,461 shares of the Company's $.14 Series A Cumulative

Convertible Preferred Stock. In November 1997, the Bankruptcy Court also approved a motion to allow distributions to be made to new claimants. After the conversion of 572,199 shares of Convertible Preferred Stock into 629,418 shares of Common Stock in conjunction with the Merger referred to under "Capital Transactions" above, the escrow agent currently holds 1,924,902 shares of Common Stock. The escrow agent has the right to vote the shares held by it and has expressed its intention generally to vote such shares proportionally in accordance with the vote cast by unaffiliated stockholders.

         Financial Information about Segments and Geographic Area

         For financial information about segments and geographic area, see Note 14 to the Notes to Consolidated Financial Statements.

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

                                         Approximate
                                           Square
            Address                     Feet of Space                              Use
--------------------------------     --------------------     ----------------------------------------------
96 South George Street                        5,900           Executive and administrative offices and
York, PA (1)                                                  Pennsylvania administrative offices

Princess Street                              15,000           Locomotive repair facility
York, PA
Queen and Hay Streets                        80,000           Rail/truck transfer and 15,000 square foot
York, PA                                                      warehouse facility for canned goods and
                                                              various building products

East Princess Street                         70,000           Storage facility
York, PA

North George Street                          85,000           Agricultural bulk products transfer facility
York, PA (2)

Rodman Road                                   5,000           New England administrative offices
Auburn, ME (1)

Lewiston Junction Road                      106,700           Locomotive repair facility
Auburn, ME (3)

Island Pond, VT (2)                         295,000           Rail/truck transfer, storage and
                                                              distribution facility for lumber
Richmond, Quebec                              2,500           Operating headquarters

______________
(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

                                        Acreage or
                                       Approximate
           Location                      Distance                               Use
-------------------------------     -------------------     ---------------------------------------------
York, PA to Porters Sidling              40 miles           Main line railroad track plus rail yards
and Hanover, PA                                             and related facilities

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

Manheim, PA                              .6 miles           Main line railroad track

Denver, PA to                            12 miles           Main line railroad track plus rail yards
Sinking Springs, PA

Bridgeport, PA                          2.1 miles           Main line railroad track

Bristol, PA (1)                            1 mile           Main line railroad track

Stanhope, Quebec to                      94 miles           Main line railroad track plus rail yards
Ste. Rosalie, Quebec                                        and related facilities

Lincoln Yard                             25 acres           Rail/truck transfer and storage facility
West Market Street                                          for bulk food grade products, chemicals and
West York, PA                                               non-food bulk products, and aggregates and
                                                            other products
Portland, ME to                         165 miles           Main line railroad track plus rail yards
Norton, VT                                                  and related facilities

Norway to                                .5 miles           Branch railroad track
South Paris, ME (1)

Auburn, ME (1)                            4 miles           Branch railroad track

Berlin, NH (1)                           11 miles           Branch railroad track and customer sidings

Lewiston Junction Road                   42 acres           Rail intermodal terminal
Auburn, ME (1)

_____________
(1)  Leased from a third party.
(2)  Leased to a third party.
(3)  Land portion leased from a third party.

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

         As of June 30, 2001, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 158 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 153 were commenced after the confirmation of the Plan by the Bankruptcy Court, while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 158 lawsuits, 62 have been settled in principle at no liability to Industries with one attorney representing all 62 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

         On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. On April 3, 2001, the District Court dismissed this appeal as moot. On May 2, 2001, these claimants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. This appeal is currently pending. If the Bankruptcy Court and District Court's judgments are upheld on appeal, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

         Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 11 cases remained pending as of June 30, 2001. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court and District Court's judgments referred to above are upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements of or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2000 to June 30, 2001, eight new actions were commenced in which Industries was named as a defendant and 387 lawsuits were settled or dismissed at no liability to Industries.

         The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of June 30, 2001:

               State                       Court                  Number of Cases
        --------------------    --------------------------    -----------------------
          California              Los Angeles County                      1
                                  San Francisco County                    4

          New York                New York County                       142
                                  Bronx County                            1

          Pennsylvania            Philadelphia County                     9

          Texas                   Travis County                           1

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

         Environmental Liability

        During fiscal 1994, MPA, which was merged into YRC on December 1, 1999, discovered a diesel fuel oil spill at its locomotive maintenance facility in York, Pennsylvania resulting from the fueling of its locomotives. YRC has been performing additional testing and has been working with the Pennsylvania Department of Environmental Protection ("PADEP") to investigate and, to the extent necessary, remediate the contaminated area. In January 1997, as a result of these testing activities, YRC discovered free product in some of its monitoring wells. The Company estimates that the cost to remediate the free product could potentially range from $130,000 to $225,000, although the final costs have not yet been determined. The Company has provided sufficient reserves for the anticipated remediation costs. PADEP could also potentially require further investigation and, to the extent necessary, remediation of ground water and/or soils at this facility at some point in the future. However, the Company cannot determine at this time whether PADEP will require further investigation and remediation, or what the ultimate costs of addressing this matter may be or what effect, if any, they could have upon the Company's consolidated financial position or results of operations.

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

                                                COMMON STOCK PRICE RANGE
                                                ------------------------

            Fiscal Year    Fiscal Quarter        High Bid       Low Bid
            -----------    --------------        --------       -------

                2001           First             $1.8125        $1.375
                               Second             2.375          1.46875
                               Third              1.875          1.59375
                               Fourth             1.92           1.50

                2000           First             $2.46875       $1.75
                               Second             2.1875         1.625
                               Third              2.21875        1.75
                               Fourth             2.21875        1.25

        As of September 6, 2001, the Company had 7,070,304 shares of Common Stock outstanding which were held by approximately 1,542 stockholders of record. No cash dividends have been paid on the Common Stock and no cash dividends are expected to be paid on the Common Stock in the foreseeable future. The Company's Loan and Security Agreement with its primary lender prohibits the payment of cash dividends and certain other distributions without the prior consent of the lender.

Item 6. Selected Financial Data

                                                                     Fiscal Year Ended June 30,
                                       ---------------------------------------------------------------------------------------
                                            2001              2000              1999             1998              1997
                                            ----              ----              ----             ----              ----
                                                     (Not covered by Report of Independent Public Accountants)

Operating revenues                     $    25,443,536  $    25,247,247   $    22,950,085   $    17,659,930  $    16,058,252
Income from operations                       3,724,320        3,849,190         3,635,903         2,411,963        1,926,419
Net income                                   3,323,999        1,693,989         2,707,308         4,917,622          773,793

Earnings per common share:
     Basic                             $          0.47  $          0.23   $          0.31   $          0.79  $          0.09
     Diluted                                      0.46             0.22              0.26              0.63             0.09

Total Assets                           $    36,945,865  $    34,642,045   $    35,025,864   $    28,673,277  $    24,301,875

Debt                                   $    13,341,878  $    13,874,675   $    14,864,386   $    12,342,175  $    11,864,130

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto, and other financial information included elsewhere in this Form 10-K.

         Liquidity and Capital Resources

         On August 15, 1997, the Company entered into a Loan and Security Agreement with its lender which provided a $7,775,000 seven-year revolving term loan (the "A Term Loan") and a $2 million working capital facility. On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its lender which provided an additional $4,469,450 seven-year term loan and a $2 million three-year term loan (the "B Term Loan") to finance the acquisition of the Sherbrooke Line.

         In August 2001, the Company and its lender amended the Amended and Restated Loan and Security Agreement to modify the payment due date of the $1,441,000 balance outstanding under its B Term Loan facility, to extend the expiration date of its working capital facility through March 31, 2004, and to amend certain covenants, in return for minor rate adjustments. Under the amendment, the Company is required to pay $441,000 of the B Term Loan balance on or before December 31, 2001, the original due date, and the remaining $1 million will be repaid in quarterly installments of $55,000 through December 31, 2005, at which time any remaining balance outstanding is due.

         The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $5,163,000 and $4,960,000 at June 30, 2001 and 2000, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the A Term Loan, which is available for future borrowings. As of June 30, 2001, the Company had no borrowings under the working capital facility and had approximately $1.8 million available in accordance with the facility's eligibility criteria. As of June 30, 2001, the Company prepaid $500,000 of the A Term Loan, which is also available for future borrowings. The Company believes that it will be able to generate sufficient cash flow from operations to meet its current and future capital requirements and debt obligations.

         In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of June 30, 2001, the Company had repurchased a total of 861,788 shares of its Common Stock for $1,416,000, of which 832,788 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. As of June 30, 2001, the Company had approximately $564,000 authorized to repurchase additional shares of Common Stock.

         The Company intends to utilize the $2 million working capital facility and balance available under the A Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company is currently investigating a potential acquisition opportunity, but has not made any commitment to complete this transaction. There can be no assurance that a transaction will be consummated. The Company is not involved in substantive negotiations for any other acquisitions.

         The Company's cash and cash equivalents increased $219,000 for the year ended June 30, 2001. The net increase includes $3,568,000 of cash provided by operations, $16,000 of proceeds from the sale of property and equipment, and a $14,000 exchange rate impact relating to SLQ operations. These increases were partially offset by $2,089,000 of capital investments, $695,000 invested in the acquisition of rail properties, $373,000 utilized for the repurchase of 222,338 shares of the Company's Common Stock, and a $222,000 net reduction in long-term debt.

         The Company generated $3,568,000 of cash from operations for the year ended June 30, 2001, as compared to $4,688,000 for the prior year. Excluding changes in assets and liabilities, cash provided by operations decreased $82,000 from $4,429,000 for the year ended June 30, 2000 to $4,347,000 for the year ended June 30, 2001, primarily as a result of a $52,000 decrease in income before taxes. Cash used by changes in assets and liabilities aggregated $779,000 for the year ended June 30, 2001, primarily as a result of prepaid insurance premiums for a multi-year insurance policy and reductions in accounts payable.

         The Company invested $2,089,000 in capital expenditures during fiscal 2001, including $1,714,000 of investments in railroad track structures (net of $743,000 of government grants), a $50,000 investment in the completion of the Company's new bulk transfer facility in York, Pennsylvania, and $325,000 of other capital investments primarily in data processing and other equipment. As of June 30, 2001, the Company had approximately $600,000 of state government grants and approximately $500,000 of Quebec government grants available for future track rehabilitation and other track improvement projects, and was awarded approximately $300,000 of additional state government grants in August 2001. The Company also expanded its intermodal terminal which is leased from the city of Auburn, Maine from 16 to 35 acres during fiscal 2001, effectively tripling its previous capacity. The $1 million expansion was funded 50% with a federal grant through the state of Maine under TEA-21 (Transportation Equity Act for the 21st Century) and the remaining 50% by the city of Auburn. The lease payment for the terminal will be adjusted to reflect the portion funded by the city of Auburn.

         In March 2001, the Company entered into an agreement to purchase rail and related materials for approximately $1.5 million over the next four years in conjunction with a rail replacement project on SLR in New England. In June 2001, SLR entered into a purchase contract with its primary fuel supplier to purchase 546,000 gallons of diesel fuel in the period November 1, 2001 through April 30, 2002 at prices ranging from $0.8544 to $0.8794 per gallon. The Company has no other material commitments for capital expenditures or other purchase commitments.

         In August 1999, the Company received notice from the owner of four of the rail lines leased by PRL of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for $695,000. In addition, PRL submitted a bid to purchase one additional line, which was subsequently rejected and the line was sold to another bidder. PRL is currently operating this line for the successful bidder on a temporary basis. PRL has elected not to purchase the fourth line. The Company believes that the loss of business from these remaining two leased lines will not have a material impact on its results of operations.

         The Company's net long-term debt obligations decreased $222,000 during fiscal 2001, including a $700,000 draw on the prepaid portion of the A Term Loan, $665,000 of borrowings to finance a multi-year insurance policy, and $3,000 of borrowings under state government no-interest loan track rehabilitation programs, offset by $1,590,000 of scheduled debt repayments. The Company drew down the prepaid amount under the A Term Loan to fund PRL's acquisition of the two previously leased rail lines.

         Fiscal 2001 as compared to Fiscal 2000

                             Results of Operations
                             ---------------------

         The Company generated net income of $3,324,000 for the year ended June 30, 2001, as compared to net income of $1,694,000 for the year ended June 30, 2000. Net income for the current year includes the recognition of $1,572,000 of deferred tax benefits associated with the Company's net operating loss carryforwards, which were recorded in the Company's fourth fiscal quarter, based upon an analysis of expected future income and the expiration of certain net operating loss carryforward periods. Excluding this tax benefit, net income increased $58,000 from $1,694,000 for fiscal 2000 to $1,752,000 for fiscal 2001.
Income before income taxes decreased $52,000, or 1.9%, from $2,796,000 for the year ended June 30, 2000, to $2,744,000 for the year ended June 30, 2001. Operating revenues increased $196,000, while operating expenses increased $321,000 over the prior year. Interest expense decreased $63,000, and interest and other non-operating income increased $10,000 primarily due to foreign currency exchange gains and losses in connection with the Company's Canadian operations.

         Operating results for fiscal 2001 were adversely affected by the downturn in economic conditions in the second half of the fiscal year, and the Company's fourth quarter in particular. Operating revenues in the fourth quarter of fiscal 2001 decreased $589,000, or 9%, from the same quarter in the prior year. Operating results for fiscal 2001 were also adversely affected by financial difficulties encountered by one of the Company's larger customers, a paper manufacturer in New England, which accounted for approximately 9% of fiscal 2001 operating revenues. This customer, which owns and operates two pulp and paper mills located on SLR in New England, filed for protection under Chapter 11 of the United States Bankruptcy Code on September 10, 2001. SLR is not currently handling any business for PPA, and there can be no assurance that this customer will be successful in its efforts to emerge from bankruptcy and that business will return to customary levels. In addition, while the Company cannot anticipate future economic conditions, it is taking steps to control operating costs to adjust to the current lower levels of business.

                                   Revenues
                                   --------

         Operating revenues increased $196,000, or .8%, from $25,247,000 for the year ended June 30, 2000 to $25,443,000 for the year ended June 30, 2001. The net increase consists of a $216,000 decrease in freight and haulage revenues (excluding intermodal freight), a $476,000 increase in intermodal freight and handling revenues, a $232,000 decrease in logistics revenues and a $168,000 increase in other operating revenues.

         Freight and haulage revenues (excluding intermodal freight) decreased $216,000, or 1.1%, consisting of a 4.4% decrease in the number of carloads handled partially offset by a 3.5% increase in average revenues per carload. Traffic handled decreased approximately 3,000 carloads from 67,000 for fiscal 2000 to 64,000 for fiscal 2001. Traffic for fiscal 2001 and 2000 includes approximately 19,750 and 20,200 overhead carloads, respectively, between SLR in New England and SLQ in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec rail operations increased $311,000 and traffic decreased approximately 450 carloads, while freight and haulage revenues on Pennsylvania rail operations decreased $527,000 and traffic decreased approximately 2,550 carloads.

         The 450 carload net decrease in New England/Quebec traffic includes approximately 800 additional paper-related carloads as a result of increased business with existing customers and increased share of the New England paper market despite the continued softness in the paper industry. This increase was partially offset by a 400 carload decrease with one of the Company's larger customers, an on-line paper manufacturer, that is currently experiencing financial difficulties. Fiscal 2001 New England/Quebec traffic also included 315 additional carloads to an on-line bulk transload customer, 170 additional carloads to a liquid propane gas distributor as a result of colder weather conditions in New England in the current year as compared to the prior year, 170 additional carloads of new fly ash business to an on-line cement producer, 475 additional carload movements in conjunction with railcars stored on SLR, and 570 additional moves on SLQ (excluding overhead moves with SLR) primarily as a result of new business added to this line, partially offset by the loss of a salt move on SLQ to an alternate competitive route. These increases were offset by a decrease of 700 salt carloads on SLR as a result of the customer's loss of supply contracts and the customer utilizing a new supply source, a decrease of 500 one-time carloads of cement in the prior year for a major construction project in New England, a decrease of 450 overhead carloads between SLR and SLQ, a decrease of 240 overhead agricultural shipments as a result of an alternative supply source and alternative route in the current year, a decrease of 170 carloads to a lumber transload customer that closed its operations in the prior year, and a variety of other less significant decreases in other business.

         The 2,550 carload decrease in Pennsylvania rail operations is attributable to a 1,330 carload reduction in agricultural business as a result of exceptional business in the prior year caused by local drought conditions, a reduction of 200 carloads to an on-line corrugated paper facility which closed during fiscal 2000, a reduction of 210 coal carloads for an on-line paper customer's co-generation power facility as a result of a temporary shutdown for repairs and the timing of such shipments, a 260 carload reduction in business to an on-line warehouse as a result of lower turnover of product stored, a 180 carload reduction in business for an on-line clay products manufacturer as a result of its loss of a supply contract, a 370 carload reduction in logistics carloads, and a number of other decreases as a result of a reduction in customers' business levels attributable to less favorable economic conditions in the current year as compared to the prior year. These decreases were offset by a 210 carload increase in business for an on-line feed mill products distributor. The Company believes that prospects for its Pennsylvania rail operations are better now that service on its connecting rail carriers, NS and CSX, has substantially improved as they have resolved operating issues associated with the split up and acquisition of Conrail in 1999.

         The 3.5% increase in average revenues per carload is primarily attributable to rate adjustments, which reflect the increase in locomotive fuel prices.

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine increased $476,000, or 36.6%, from $1,298,000 for the year ended June 30, 2000 to $1,774,000 for the year ended June 30, 2001. Intermodal volume increased 3,800 trailers and containers, or 34.5%, from 11,000 trailers and containers for fiscal 2000 to 14,800 trailers and containers for fiscal

2001. In October 1999, the Company's intermodal terminal handled its first international steamship container, and is optimistic that this business will result in an increase in future intermodal volume. The Company's intermodal terminal handled approximately 1,250 international steamship containers in fiscal 2001, as compared to approximately 450 steamship containers in the prior year. As a result of the continued increase in intermodal business, the Company expanded its intermodal terminal from 16 to 35 acres during fiscal 2001 using a combination of funding from a federal grant through the state of Maine under TEA-21 and local funding. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to CN's Vancouver, Montreal, Halifax, New Orleans and Mobile ports.

         Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $232,000, from $476,000 for the year ended June 30, 2000 to $244,000 for the year ended June 30, 2001. The number of railcars handled decreased 37.5%, including the transfer of certain agricultural transload business that is not compatible with the Company's new bulk transfer facility to another rail direct facility located on line, a reduction in canned goods business, and a reduction in lumber reload business due to slower economic conditions. Truck brokerage revenues associated primarily with the lumber reload and canned goods business accounted for $117,000 of the decrease. These decreases were partially offset by business from new customers that are starting to utilize the Company's upgraded terminal facilities.

         Other operating revenues increased $168,000 from the prior year, including $225,000 of additional demurrage and railcar storage revenues, $127,000 recovered in the current year from CN for the period September 1999 through June 2000 pursuant to the terms of SLQ's operating agreement with CN as a result of the adverse impact of a change in CN's operating plan for the delivery of trains to SLQ, a $121,000 reduction in easement income as a result of one-time easement fees received in the prior year, and a variety of other less significant increases and decreases.

                                   Expenses
                                   --------

         Operating expenses increased $321,000, or 1.5%, from $21,398,000 for the year ended June 30, 2000 to $21,719,000 for the year ended June 30, 2001. The increase consists of $510,000 additional cost of operations, partially offset by a $189,000 reduction in selling and administrative expenses.

         Cost of operations increased $510,000, or 2.9%, from $17,569,000 for the year ended June 30, 2000 to $18,079,000 for the year ended June 30, 2001. This increase includes $542,000 additional railroad operating expenses and $163,000 additional intermodal operating expenses, partially offset by a $195,000 decrease in logistics operating expenses.

         Railroad operating expenses increased $542,000, or 3.3%, for the year ended June 30, 2001 as compared to the prior year, including a $540,000, or 31%, increase in locomotive fuel costs as a result of the significant increase in fuel prices over the past year. Excluding the increase in locomotive fuel costs, railroad operating expenses increased slightly by $2,000, consisting of a $291,000 increase in expenses for New England/Quebec rail operations, partially offset by a $289,000 decrease in expenses for Pennsylvania rail operations.

         The $291,000 increase in railroad operating costs for New England/Quebec rail operations, excluding locomotive fuel, is attributable to a number of factors. Track maintenance costs increased over $200,000 due to efforts to improve track conditions in order to increase speeds and operate more efficiently, and due to additional costs incurred as a result of above average snowfall during the current year. Transportation labor and benefit costs increased over $250,000 due to the additional complexity of operations as a result of the concentration of business and related congestion in the Auburn, Maine area, and due to additional costs incurred as a result of above average snowfall during the current year. Locomotive maintenance costs increased over $500,000 as a result of the continued increase in locomotive repair costs in conjunction with operating larger trains with older locomotives, and as a result of increased short-term locomotive rental costs. The Company is currently in the final stages of its locomotive improvement project, and in September 2001, entered into a five year lease agreement for the lease of 9 locomotives. These locomotives are expected to be in service by the end of calendar 2001. Safety costs also increased in the current year as a result of an investment in a loss control program implemented by the Company to reduce the number of accidents and incidents on these operations. The increases in railroad operating expenses were partially offset by a reduction in injuries, accidents and incidents in the current year that resulted in $300,000 of cost savings as a result of loss control efforts, including a $143,000 favorable settlement of a crossing accident, a $230,000 reduction in car hire expense primarily as a result of favorable car hire adjustments in the current year, and a $125,000 reduction in profit sharing expense as a result of the failure of certain operations to meet prescribed plan operating targets.

         The $289,000 net decrease in railroad operating costs for Pennsylvania rail operations, excluding locomotive fuel, is attributable to the reduction in business levels in the current year, an unfilled railroad operations manager position in the current year, a decrease in accidents and incidents in the current year, a decrease in a variety of operating costs attributable to the merger of the MPA and YKR operations on December 1, 1999 and cost containment efforts.

         Intermodal operating expenses increased $163,000, from $454,000 for the prior year to $617,000 for the current year due to additional fees paid to the terminal's independent operator in conjunction with the 34.5% volume increase over the prior year, additional snow removal costs as a result of above average snowfalls in the current year, additional facility rental costs in conjunction with the expansion of the terminal, and due to the favorable settlement in the prior year of a previously accrued loss and damage claim.

         Logistics operating expenses decreased $195,000, from $663,000 for year ended June 30, 2000 to $468,000 for the year ended June 30, 2001 in conjunction with the 37.5% volume decrease from the prior year. Brokered freight expense associated with the reduction in canned goods and lumber reload business accounted for $121,000 of this decrease, while labor and benefits accounted for the majority of the remainder of the decrease.

         Selling and administrative expenses decreased $189,000, or 4.9%, from $3,829,000 for the year ended June 30, 2000 to $3,640,000 for the year ended June 30, 2001. The net decrease consists of a reduction in a wide variety of expense categories including a reduction in professional fees as a result of costs incurred in the prior year in pursuit of strategic initiatives, a reduction in systems projects as a result of costs incurred in the prior year to develop the Company's web site, a decrease in public relations and other costs as a result of efforts to control administrative costs, and a reduction in costs related to the unfilled president position for the New England/Quebec operations for most of the current year. The responsibilities of the president of the New England/Quebec operations were assumed by the Company's President and Chief Executive Officer during the search for a replacement, who joined the Company in late May 2001. These decreases were partially offset by additional wages and benefits as a result of normal wage increases and staff additions, additional provisions under profit sharing and incentive compensation arrangements, and less significant increases in several other expense categories.

         Interest expense decreased $63,000 for the year ended June 30, 2001 as compared to the prior year. The decrease is attributable to scheduled principal payments and a reduction in interest rates on variable rate debt, partially offset by additional borrowings from temporary prepayments of the A Term Loan to finance the acquisition of two previously leased rail lines.

         The provision for income taxes decreased $1,682,000, from $1,102,000 of tax expense for the year ended June 30, 2000 to a $580,000 net tax benefit for the year ended June 30, 2001. The provision for income taxes for fiscal 2001 includes a reduction in the valuation allowance and recognition of deferred tax benefits recorded in the fourth fiscal quarter relating to the Company's federal net operating loss carryforwards of $1,572,000. In accordance with applicable accounting standards, the Company continually reassesses the estimated amount of net operating loss carryforward benefits that it believes it will be able to utilize in the future. Based upon the sustained increase in taxable income in excess of amounts previously estimated, the Company reduced the valuation allowance and recognized a deferred tax benefit in the amount of $1,572,000 relating to its federal net operating loss carryforwards in fiscal 2001. The Company reduced the valuation allowance in fiscal 2001 because its reassessment indicated that it was more likely than not that the benefits would be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 2001 had the impact of increasing both basic and diluted earnings per share by $0.22.

         Excluding the $1,572,000 tax benefit, the provision for income taxes decreased $110,000, from $1,102,000 for the year ended June 30, 2000 to $992,000 for the year ended June 30, 2001. Excluding this tax benefit, the effective tax rate decreased from 39.4% in the prior year to 36.2% for the current year as a result of the mix between United States and foreign taxable income. The provision for income taxes for fiscal 2001 and fiscal 2000 includes $871,000 and $897,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

         Fiscal 2000 as compared to Fiscal 1999

         Results for the year ended June 30, 2000 were impacted by, among other things, the Company's merger of the operations of two of its subsidiaries, the Maryland and Pennsylvania Railroad Company and Yorkrail, Inc., on December 1, 1999. For comparability, car count information included in this section has been adjusted to eliminate bridge moves between MPA and YKR, which were counted as two moves prior to the merger (once by MPA and once by YKR) and are counted as one move subsequent to the merger. Bridge moves represent traffic that is received from one connecting rail carrier and delivered to another connecting rail carrier, as opposed to being received from or delivered to a customer located directly on line.

                             Results of Operations
                             ---------------------

         The Company generated net income of $1,694,000 for the year ended June 30, 2000, as compared to net income of $2,707,000 for the year ended June 30, 1999. Income from operations increased $213,000, or 6%, from $3,636,000 for fiscal 1999 to $3,849,000 for fiscal 2000, and income before income taxes increased $98,000, or 3.6%, from $2,698,000 to $2,796,000. Operating revenues increased $2,297,000, operating expenses increased $2,084,000, interest income increased $13,000, interest expense increased $78,000, and the provision for income taxes increased $1,111,000 over fiscal 1999. Other non-operating expense increased $50,000 over fiscal 1999 primarily due to foreign currency exchange losses in connection with the Company's Canadian operations. Operating expenses for the year ended June 30, 1999 include $205,000 of start-up expenses associated with the acquisition and first seven months of operations of SLQ, which commenced on December 1, 1998. Excluding these start-up expenses, income from operations increased $8,000 while income before income taxes decreased $107,000 for the year ended June 30, 2000, as compared to the year ended June 30, 1999.

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

         The 1,200 carload decrease in SLR traffic is attributable to a decrease of approximately 285 paper-related carloads resulting from a variety of reasons, including 360 less carloads as a result of the closing of a paper mill (which was subsequently sold and reopened) and problems associated with NS's and CSX's implementation of the Conrail merger, approximately 1,600 carloads of one-time shipments of pipe and cement in fiscal 1999 that did not recur or did not recur at the same volume levels in fiscal 2000, and a decrease of 530 fuel oil carloads for a customer that converted from oil to natural gas. The congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger adversely affected SLR's overall business as a result of service and car supply problems. These decreases were partially offset by 500 additional salt carloads, 400 additional carloads to an on-line liquid propane gas distributor, and a variety of less significant increases in business.

         Freight and haulage revenues for Pennsylvania rail operations increased $644,000 and traffic handled increased 1,000 carloads, despite being adversely impacted by the congestion and service disruptions caused by NS's and CSX's implementation of the Conrail merger. The increase in freight and haulage revenues is attributable to almost 2,000 additional agricultural carloads due to local drought conditions in fiscal 1999, 200 carloads for a new customer, Goodyear Tire & Rubber Company, which completed construction of an on-line regional distribution center and commenced operations in June 1999, and other less significant increases in business. These increases were partially offset by 300 less carloads to a corrugated paper facility which closed during fiscal 2000, a 200 carload reduction in coal business as a result of problems with the customer's cogeneration facility, and a number of other decreases in business primarily attributable to problems caused by the Conrail merger, including business lost to truck during fiscal 2000.

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

         Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine, excluding SLQ, increased $136,000, or 16.5%, from $816,000 for the year ended June 30, 1999 to $952,000 for the year ended June 30, 2000. Intermodal volume increased 16%, or 1,500 trailers and containers, from 9,500 trailers and containers for fiscal 1999 to 11,000 trailers and containers for fiscal 2000. Intermodal freight revenues generated by SLQ aggregated $346,000 for fiscal 2000 as compared to $150,000 for seven months of operations in fiscal 1999. In October 1999, the Company's intermodal terminal handled its first international steamship container, and the Company is cautiously optimistic that this business will continue to result in an increase in future intermodal volume. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to five CN served ports including Vancouver, Montreal, Halifax, New Orleans and Mobile.

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

         Excluding other operating revenues generated by SLQ, the Company's other operating revenues decreased $477,000 from fiscal 1999, primarily as a result of a $364,000 decrease in railcar storage and demurrage revenues, $108,000 of one-time blocking revenues from CN in fiscal 1999, and $132,000 of additional third-party track work revenues in fiscal 1999, partially offset by less significant increases in other operating revenues. The decrease in demurrage revenues is partly attributable to demurrage associated with a one-time pipe move for a gas line project in New England in fiscal 1999, and partly to a reduction in business for a printing customer in Pennsylvania which normally generates substantial demurrage revenues. These decreases were partially offset by $142,000 of one-time easement revenues. SLQ generated $1,137,000 of other operating revenues in fiscal 2000, including blocking fees and trackage rights revenues, as compared to $650,000 of other operating revenues for seven months of operations in fiscal 1999.

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

         Cost of operations increased $2,080,000, or 13.4%, from $15,489,000 for the year ended June 30, 1999 to $17,569,000 for the year ended June 30, 2000. Cost of operations for fiscal 2000 includes $2,906,000 of SLQ operating expenses as compared to $1,799,000 of operating expenses for seven months of operations in fiscal 1999. Excluding operating expenses incurred by SLQ, the Company's cost of operations increased $973,000, including $899,000 additional railroad operating expenses, $3,000 additional intermodal operating expenses and $71,000 additional logistics operating expenses.

         Railroad operating expenses increased $2,006,000 for the year ended June 30, 2000 as compared to the year ended June 30, 1999. Excluding SLQ, railroad operating expenses increased $899,000, consisting of a $981,000 increase in SLR expenses in New England partially offset by an $82,000 decrease in expenses for Pennsylvania rail operations.

         The $981,000 net increase in railroad operating costs for SLR is primarily attributable to additional expenses incurred by SLR in conjunction with the operations of SLQ as a result of the centralization of operations management, dispatching and locomotive maintenance functions at SLR's facilities in Auburn, Maine, and the significant increase in fuel prices during fiscal 2000. Locomotive maintenance expenses, which include a full year of SLQ operations in fiscal 2000 as compared to seven months of operations in fiscal 1999, increased as a result of the addition of a chief mechanical officer and locomotive maintenance personnel in conjunction with the 13 locomotives acquired or leased in connection with the acquisition of SLQ. SLR's agency and dispatching costs also increased as a result of additional personnel hired to perform these services on behalf of SLQ. Locomotive fuel costs increased over $500,000 as a result of the significant increase in fuel prices over fiscal 1999. These increases in SLR's railroad operating costs were partially offset by a decrease of over $250,000 in fuel oil transload fees and railcar leasing costs as a result of the loss of a local oil move, a reduction of costs to perform one-time blocking services for CN for the period September through December 1998 for which SLR received blocking fees, and a reduction in the provision for derailments and accidents as a result of more favorable experience in fiscal 2000 as compared to fiscal 1999.

         The $82,000 net decrease in railroad operating costs for Pennsylvania rail operations includes approximately $100,000 additional locomotive fuel costs as a result of the significant increase in fuel prices in fiscal 2000, additional maintenance of way expense as a result of a reduction in capitalized track work performed in fiscal 2000 as compared to fiscal 1999, and additional costs incurred in conjunction with filling two vacant management/supervisory positions that were unfilled in fiscal 1999. These increases were offset by a reduction in car hire expense of approximately $100,000 in conjunction with a corresponding decrease in demurrage revenues, and a decrease in the provision for derailments and accidents as a result of more favorable experience in fiscal 2000 as compared to fiscal 1999.

         Rail intermodal operating expenses increased $3,000, from $452,000 for fiscal 1999 to $455,000 for fiscal 2000. The increase is attributable to a 16% increase in the number of trailers and containers handled, partially offset by the favorable settlement in fiscal 2000 of a previously accrued loss and damage claim.

         Logistics operating expenses increased $71,000, from $592,000 for the year ended June 30, 1999 to $663,000 for the year ended June 30, 2000 despite a 15.5% decrease in the number of railcars handled. The increase is attributable to additional truck brokering expenses associated with the increase in related revenues as a result of mix of business and an increase in fuel prices.

         Selling and administrative expenses increased $4,000, from $3,825,000 for the year ended June 30, 1999 to $3,829,000 for the year ended June 30, 2000. Excluding selling and administrative expenses incurred by SLQ, the Company's selling and administrative expenses decreased $21,000, or .5%. Selling and administrative expenses for fiscal 2000 include approximately $180,000 of additional professional fees incurred in conjunction with the pursuit of strategic plan initiatives, including a significant project which did not materialize, costs incurred to develop the Company's new web site which was released in December 1999, and a general increase in a number of other expense categories including higher salaries and wages as a result of additional personnel and wage adjustments, and higher employee benefits as a result of increased health benefit costs. These increases were offset by a reduction in the provisions for commission, profit sharing and incentive compensation plans as a result of the extraordinary fiscal 1999 operating results. SLQ selling and administrative expenses aggregated $113,000 in fiscal 2000, including the addition of a sales person at the beginning of the year, as compared to $88,000 for seven months of operations in fiscal 1999, which includes $42,000 of start-up expenses associated with the acquisition of SLQ.

         Interest expense increased $78,000 for the year ended June 30, 2000 as compared to the year ended June 30, 1999. The increase is attributable to additional borrowings incurred in fiscal 1999 to finance the acquisition of SLQ and an increase in interest rates on variable rate debt, partially offset by scheduled principal payments.

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

Item 13. Certain Relationships and Related Transactions

         In February 2001, the Company entered into a short-term lease agreement for the lease of eight locomotives from a leasing company, of which a director of the Company is a vice president. The original lease term, which commenced in March 2001, was for 120 days at a rate of $255 per day per locomotive. In June 2001, the Company extended the lease term for an additional 60 days and provided for the continuation of this lease on a month-to-month basis thereafter.

         In September 2001, the Company entered into a five year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from $120 to $134 per day per locomotive. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The Company will continue to lease the eight locomotives referred to above at a reduced rate of $200 per day until the locomotives under the five year lease are delivered, which is scheduled to take place prior to the end of calendar 2001.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                 (Index to Financial Statements and Schedules)

                                                                                                    Page
                                                                                                    ----
(a)   (1)  Financial Statements of Emons Transportation Group, Inc. and
            Subsidiaries:

            Report of Independent Public Accountants                                                  25

            Consolidated Balance Sheets as of June 30, 2001 and 2000                                  26

            Consolidated Statements of Operations for the years ended
              June 30, 2001, 2000 and 1999                                                            27

            Consolidated Statements of Stockholders' Equity for the
              years ended June 30, 2001, 2000 and 1999                                                28

            Consolidated Statements of Cash Flows for the years
              ended June 30, 2001, 2000 and 1999                                                      29

            Notes to Consolidated Financial Statements                                                30

      (2) Schedules Applicable to Consolidated Financial Statements:

       Schedule I - Financial Statements of Emons Transportation Group, Inc.
                       (Parent Company Only)

          Balance Sheets as of June 30, 2001 and 2000                                                 44

          Statements of Operations for the years ended June 30, 2001, 2000 and 1999                   45

          Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999                   46

     All other schedules are omitted as the required information is not applicable or information is presented in the financial statements or related notes.

(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

(c)   A list of exhibits can be found on pages 48 to 50 hereof.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors
Emons Transportation Group, Inc.:

We have audited the accompanying consolidated balance sheets of Emons Transportation Group, Inc. (a Delaware Corporation) and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emons Transportation Group, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Lancaster, Pennsylvania
September 5, 2001

                                                             ARTHUR ANDERSEN LLP

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                         as of June 30, 2001 and 2000

----------------------------------------------------------------------------------------------------------------
                                                                                    2001                2000
----------------------------------------------------------------------------------------------------------------
ASSETS
   Current Assets:
      Cash and cash equivalents                                                 $ 2,310,933         $ 2,092,073
      Accounts receivable, less allowance of
         $247,175 in 2001 and $218,619 in 2000                                    2,851,592           2,868,319
      Materials and supplies                                                        278,198             273,598
      Prepaid expenses                                                              580,227             217,002
      Deferred income taxes (Note 9)                                                567,000             519,000
                                                                           ----------------    ----------------
         Total current assets                                                     6,587,950           5,969,992

   Property, plant and equipment, net (Note 1)                                   28,553,058          27,745,947

   Deferred financing costs and other assets                                        520,857             316,106

   Deferred income taxes (Note 9)                                                 1,284,000             610,000
                                                                           ----------------    ----------------

TOTAL ASSETS                                                                    $36,945,865         $34,642,045
                                                                           ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
      Current portion of long-term debt (Note 5)                                $ 2,456,084         $   492,138
      Accounts payable                                                            1,461,041           1,610,843
      Accrued payroll and related expenses                                        1,678,806           1,651,517
      Income taxes payable                                                          223,490             182,984
      Other accrued expenses                                                      1,471,673           1,534,862
                                                                           ----------------    ----------------
         Total current liabilities                                                7,291,094           5,472,344

   Long-term debt (Note 5)                                                       10,885,794          13,382,537
   Other liabilities                                                                870,508             837,133
                                                                           ----------------    ----------------
         Total Liabilities                                                       19,047,396          19,692,014
                                                                           ----------------    ----------------

   Commitments and contingencies (Notes 7 and 11)                                         -                   -

   Stockholders' Equity (Note 8):
      Preferred stock, authorized 3,000,000 shares
         $0.14 Series A Cumulative Convertible Preferred Stock,
         $0.01 par value, issued and outstanding -0- shares
         at June 30, 2001 and 2000                                                        -                   -

      Common stock, $0.01 par value, authorized 30,000,000 shares, issued
         7,909,292 and 7,852,274 shares at June 30, 2001
         and 2000, respectively                                                      79,093              78,523

      Additional paid-in capital                                                 23,636,401          23,536,693
      Deficit                                                                    (4,146,203)         (7,470,202)
                                                                           ----------------    ----------------
                                                                                 19,569,291          16,145,014
      Treasury stock, at cost (832,788 and 610,450 shares at
         June 30, 2001 and 2000, respectively)                                   (1,368,690)           (995,981)
      Cumulative other comprehensive income (loss)                                  (16,184)             39,156
      Unearned compensation - restricted stock awards                              (285,948)           (238,158)
                                                                           ----------------    ----------------
         Total Stockholders' Equity                                              17,898,469          14,950,031
                                                                           ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $36,945,865         $34,642,045
                                                                           ================    ================


         See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended June 30, 2001, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------------
                                                                       2001                2000                1999
-------------------------------------------------------------------------------------------------------------------------
Operating revenues                                                  $25,443,536         $25,247,247         $22,950,085

Operating expenses:
    Cost of operations                                               18,078,904          17,569,504          15,489,586
    Selling and administrative                                        3,640,312           3,828,553           3,824,596
                                                                ---------------   -----------------   -----------------
       Total operating expenses                                      21,719,216          21,398,057          19,314,182
                                                                ---------------   -----------------   -----------------

Income from operations                                                3,724,320           3,849,190           3,635,903

Other income (expense):
    Interest income                                                     101,909             106,904              93,956
    Interest expense                                                 (1,075,342)         (1,138,159)         (1,059,555)
    Other, net                                                           (6,888)            (21,946)             28,004
                                                                ---------------   -----------------   -----------------
       Total other income (expense)                                    (980,321)         (1,053,201)           (937,595)
                                                                ---------------   -----------------   -----------------

Income before income taxes                                            2,743,999           2,795,989           2,698,308

Provision (benefit) for income taxes (Note 9)                          (580,000)          1,102,000              (9,000)
                                                                ---------------   -----------------   -----------------

Net income                                                            3,323,999           1,693,989           2,707,308

Preferred dividend requirements (Note 8)                                      -                   -             103,949
Preferred stock conversion premium (Note 8)                                   -                   -             704,898
                                                                ---------------   -----------------   -----------------

Income applicable to common shareholders                            $ 3,323,999         $ 1,693,989         $ 1,898,461
                                                                ===============   =================   =================

Weighted average number of common shares (Notes 1 and 4):

       Basic                                                          7,092,327           7,499,933           6,114,126
                                                                ===============   =================   =================
       Diluted                                                        7,272,843           7,750,350           7,836,218
                                                                ===============   =================   =================

Earnings per common share (Notes 1 and 4):

       Basic                                                        $      0.47         $      0.23         $      0.31
                                                                ===============   =================   =================
       Diluted                                                      $      0.46         $      0.22         $      0.26
                                                                ===============   =================   =================

      See accompanying notes to consolidated financial statements.

               EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               for the years ended June 30, 2001, 2000 and 1999

------------------------------------------------------------------------------------------------------------------------------------
                                               Cumulative
                                               Convertible
                                             Preferred Stock                  Common Stock             Additional        Retained
                                      ---------------------------    ------------------------------      Paid-in         Earnings
                                          Shares         Amount            Shares        Amount          Capital         (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                  1,528,231    $     15,282       6,039,811    $     60,398    $ 23,733,554    $(11,871,499)

 Conversion of preferred stock
    at 0.9 exchange rate                    (42,688)           (427)         38,418             384              43               -

 Conversion of preferred stock
    at 1.1 exchange rate                 (1,485,543)        (14,855)      1,633,788          16,338        (331,397)              -

 Shares issued pursuant to
    1986 Stock Option Plan                        -               -           1,500              15           2,798               -

 Shares issued pursuant to
    1996 Stock Option Plan                        -               -           5,750              58           5,926               -

 Shares issued under restricted
    stock plan                                    -               -          57,000             570         142,285               -

 Shares issued in connection
    with exercise of warrants                     -               -         100,000           1,000          98,000               -

 Cancellation of restricted
    stock issued                                  -               -         (12,900)           (129)        (16,972)              -

 Restricted stock repurchased
    and retired                                   -               -          (3,093)            (31)         (8,766)              -

 Amortization of unearned
    compensation                                  -               -               -               -               -               -

 Comprehensive income:
    Net income                                    -               -               -               -               -       2,707,308
    Foreign currency translation                  -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                       -               -               -               -               -       2,707,308
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1999                          -               -       7,860,274          78,603      23,625,471      (9,164,191)

 Conversion of preferred stock
    at 1.1 exchange rate                          -               -               -               -         (21,486)              -

 Shares issued pursuant to
    1986 Stock Option Plan                        -               -          15,000             150          18,600               -

 Shares issued under restricted
    stock plan                                    -               -          40,000             400          77,624               -

 Cancellation of restricted
    stock issued                                  -               -         (34,000)           (340)        (96,681)              -

 Restricted stock repurchased
    and retired                                   -               -         (14,000)           (140)        (22,610)              -

 Common stock repurchased
    and retired                                   -               -         (15,000)           (150)        (24,225)              -

 Warrants retired                                 -               -               -               -         (20,000)              -

 Purchase of treasury stock                       -               -               -               -               -               -

 Amortization of unearned
    compensation                                  -               -               -               -               -               -

 Comprehensive income:
    Net income                                    -               -               -               -               -       1,693,989
    Foreign currency translation                  -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                       -               -               -               -               -       1,693,989
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000                          -               -       7,852,274          78,523      23,536,693      (7,470,202)

 Shares issued under restricted
    stock plan                                    -               -          62,000             620         110,265               -

 Cancellation of restricted
    stock issued                                  -               -          (5,000)            (50)        (10,557)              -

 Purchase of treasury stock                       -               -               -               -               -               -

 Amortization of unearned
    compensation                                  -               -               -               -               -               -

 Adjustment to conversion of
    preferred stock                               -               -              18               -               -               -

 Comprehensive income (loss):
    Net income                                    -               -               -               -               -       3,323,999
    Other comprehensive income (loss):
      Cash flow hedging derivatives               -               -               -               -               -               -
      Income tax benefit                          -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
         Cash flow hedging
           derivatives, net of tax                -               -               -               -               -               -
      Foreign currency translation                -               -               -               -               -               -
                                       ------------    ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                       -               -               -               -               -       3,323,999
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2001                          -    $          -       7,909,292    $     79,093    $ 23,636,401    $ (4,146,203)
                                       ============    ============    ============    ============    ============    ============

                                                                          Cumulative
                                                                             Other
                                                  Treasury Stock,           Compre-        Unearned
                                                      at Cost               hensive      Compensation -
                                           ----------------------------     Income        Restricted     Stockholders'
                                               Shares       Amount          (Loss)       Stock Awards       Equity
                                           --------------------------------------------------------------------------
Balance at June 30, 1998                            -    $          -    $          -    $   (303,775)   $ 11,633,960

 Conversion of preferred stock
    at 0.9 exchange rate                            -               -               -               -               -

 Conversion of preferred stock
    at 1.1 exchange rate                            -               -               -               -        (329,914)

 Shares issued pursuant to
    1986 Stock Option Plan                          -               -               -               -           2,813

 Shares issued pursuant to
    1996 Stock Option Plan                          -               -               -               -           5,984

 Shares issued under restricted
    stock plan                                      -               -               -        (142,855)              -

 Shares issued in connection
    with exercise of warrants                       -               -               -               -          99,000

 Cancellation of restricted
    stock issued                                    -               -               -          17,101               -

 Restricted stock repurchased
    and retired                                     -               -               -               -          (8,797)

 Amortization of unearned
    compensation                                    -               -               -         104,181         104,181

 Comprehensive income:
    Net income                                      -               -               -               -       2,707,308
    Foreign currency translation                    -               -          33,615               -          33,615
                                         ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                         -               -          33,615               -       2,740,923
                                         ------------    ------------    ------------    ------------    ------------
Balance at June 30, 1999                            -               -          33,615        (325,348)     14,248,150

 Conversion of preferred stock
    at 1.1 exchange rate                            -               -               -               -         (21,486)

 Shares issued pursuant to
    1986 Stock Option Plan                          -               -               -               -          18,750

 Shares issued under restricted
    stock plan                                      -               -               -         (78,024)              -

 Cancellation of restricted
    stock issued                                    -               -               -          97,021               -

 Restricted stock repurchased
    and retired                                     -               -               -               -         (22,750)

 Common stock repurchased
    and retired                                     -               -               -               -         (24,375)

 Warrants retired                                   -               -               -               -         (20,000)

 Purchase of treasury stock                   610,450        (995,981)              -               -        (995,981)

 Amortization of unearned
    compensation                                    -               -               -          68,193          68,193

 Comprehensive income:
    Net income                                      -               -               -               -       1,693,989
    Foreign currency translation                    -               -           5,541               -           5,541
                                         ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                         -               -           5,541               -       1,699,530
                                         ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000                      610,450        (995,981)         39,156        (238,158)     14,950,031

 Shares issued under restricted
    stock plan                                      -               -               -        (110,885)              -

 Cancellation of restricted
    stock issued                                    -               -               -          10,607               -

 Purchase of treasury stock                   222,338        (372,709)              -               -        (372,709)

 Amortization of unearned
    compensation                                    -               -               -          52,488          52,488

 Adjustment to conversion of
    preferred stock                                 -               -               -               -               -

 Comprehensive income (loss):
    Net income                                      -               -               -               -       3,323,999
    Other comprehensive income (loss):
      Cash flow hedging derivatives                 -               -         (61,460)              -         (61,460)
      Income tax benefit                            -               -          24,584               -          24,584
                                         ------------    ------------    ------------    ------------    ------------
         Cash flow hedging
           derivatives, net of tax                  -               -         (36,876)              -         (36,876)
      Foreign currency translation                  -               -         (18,464)              -         (18,464)
                                         ------------    ------------    ------------    ------------    ------------
 Total comprehensive income                         -               -         (55,340)              -       3,268,659
                                         ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2001                      832,788    $ (1,368,690)   $    (16,184)   $   (285,948)   $ 17,898,469
                                         ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended June 30, 2001, 2000 and 1999

----------------------------------------------------------------------------------------------------------------------------
                                                                             2001               2000               1999
----------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
   Net income                                                              $3,323,999         $1,693,989         $2,707,308
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                                         1,832,548          1,853,998          1,474,099
       Amortization                                                           121,289            141,500            191,743
       (Gain) loss on sales of assets                                          (1,594)             2,629                  -
       (Gain) on forgiveness of debt                                         (206,888)          (189,545)          (174,855)
       Change in deferred income taxes                                       (722,000)           926,000           (234,000)
       Changes in assets and liabilities:
         Accounts receivable, materials and
           supplies and prepaid expenses                                     (368,716)           185,707           (756,864)
         Accounts payable and accrued expenses                               (130,390)          (105,436)         1,141,655
         Other assets and liabilities, net                                   (280,515)           179,465            364,913
                                                                       ---------------    ---------------    ---------------
 Net cash provided by operating activities                                  3,567,733          4,688,307          4,713,999
                                                                       ---------------    ---------------    ---------------

 Cash flows from investing activities:
   Proceeds from sales of assets                                               16,132              7,500             13,576
   Additions to property, plant and equipment                              (2,088,698)        (2,797,652)        (2,651,720)
   Investment in acquired rail properties                                    (694,928)                 -         (4,822,588)
                                                                       ---------------    ---------------    ---------------
 Net cash used in investing activities                                     (2,767,494)        (2,790,152)        (7,460,732)
                                                                       ---------------    ---------------    ---------------

 Cash flows from financing activities:
   Proceeds from Issuance of long-term debt                                   667,429            214,455          6,389,039
   Borrowings from long-term debt                                             700,000          1,300,000                  -
   Reduction in long-term debt                                             (1,590,216)        (2,294,985)        (3,859,325)
   Purchase of treasury stock                                                (372,709)          (995,981)                 -
   Common stock purchased and retired                                               -            (48,375)                 -
   Debt Issuance costs                                                              -                  -           (198,864)
   Proceeds from Issuance of common stock                                           -                  -             99,000
   Preferred stock conversion costs                                                 -            (21,486)          (329,914)
                                                                       ---------------    ---------------    ---------------
 Net cash provided by (used in) financing activities                         (595,496)        (1,846,372)         2,099,936
                                                                       ---------------    ---------------    ---------------
 Effect of exchange rate changes on cash                                       14,117             12,012             (1,929)
                                                                       ---------------    ---------------    ---------------
 Net increase (decrease) in cash and cash equivalents                         218,860             63,795           (648,726)
 Cash and cash equivalents at beginning of year                             2,092,073          2,028,278          2,677,004
                                                                       ---------------    ---------------    ---------------
 Cash and cash equivalents at end of year                                  $2,310,933         $2,092,073         $2,028,278
                                                                       ===============    ===============    ===============

         See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
For the Years Ended June 30, 2001, 2000 and 1999

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

         Property, plant and equipment at June 30, 2001 and 2000 consists of the following:

                                                         2001          2000
                                                     ------------  ------------

                Land and railroad track structures   $ 34,266,285  $ 31,950,498
                Equipment                               7,419,072     7,198,643
                Buildings                               2,382,155     2,372,087
                Other                                     307,648       276,904
                                                     ------------  ------------
                                                       44,375,160    41,798,132
                Less accumulated depreciation          15,822,102    14,052,185
                                                     ------------  ------------
                                                     $ 28,553,058  $ 27,745,947
                                                     ============  ============

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

         j.  Foreign Currency Translation
             ----------------------------

         The financial statements of the St. Lawrence & Atlantic Railroad (Quebec) Inc. ("SLQ"), the Company's Canadian subsidiary, are maintained in its functional currency, Canadian dollars. The assets and liabilities of SLQ have been translated into U.S. dollars using the current exchange rate in effect as of the balance sheet date, while results of operations have been translated into U.S. dollars at the average exchange rate in effect during the applicable period. Foreign currency translation adjustments are recorded in Stockholders' Equity, while gains and losses resulting from foreign currency transactions are included currently in income. The Company recognized foreign currency losses of approximately $7,000 in fiscal 2001 and $19,000 in fiscal 2000, and a foreign currency gain of approximately $28,000 in fiscal 1999.

         k.  Stock-Based Compensation
             ------------------------

         The Company accounts for stock options issued under its stock option plans in accordance with Accounting Principles Board Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") which are provided in Note 12, "Stock-Based Compensation and Warrants."

Note 2.  Acquisition of Railroad Operations

         On November 25, 1998, the Company's newly-created, wholly-owned subsidiary, SLQ, entered into an Asset Purchase Agreement to acquire a 94-mile rail line in Quebec, Canada (the "Sherbrooke Line") from the Canadian National Railway Company ("CN") for $4,575,000, plus $248,000 of capitalized acquisition costs. The acquisition was completed on December 21, 1998. The Sherbrooke Line connects with CN's Halifax-to-Montreal main line at Ste. Rosalie, Quebec, and the Company's St. Lawrence & Atlantic Railroad ("SLR") at the Quebec/Vermont international border. SLQ commenced operations on December 1, 1998 under an interim operating arrangement provided for in the Asset Purchase Agreement.

         In August 1999, the Company received notice from the owner of four of the rail lines leased by Penn Eastern Rail Lines ("PRL") of its intention to offer these lines for sale. On January 28, 2000, PRL submitted a proposal to exercise its right of first refusal to purchase two of the four leased lines and purchased these lines in August 2000 for $694,928.

Note 3.  Supplemental Cash Disclosures

         a.  Cash Payments
             -------------

         The Company made the following cash payments for the fiscal years ended June 30, 2001, 2000 and 1999:

                                           2001          2000           1999
                                        ----------    -----------    ----------

                 Interest                $ 994,285    $ 1,042,882     $ 951,604
                 Income Taxes              101,000        165,460        93,074

         b.  Non-cash Investing and Financing Activities
             -------------------------------------------

         During fiscal 2000 and 1999, the Company repurchased and retired 11,539 and 3,093 shares of restricted Common Stock, respectively, and issued 15,000 and 7,250 shares of Common Stock, respectively, pursuant to the 1986 and 1996 Stock Option Plans.

Note 4.  Earnings Per Share

         Earnings per share amounts for the fiscal years ended June 30, 2001, 2000 and 1999 are computed as follows:

                                                          For the Year Ended June 30, 2001
                                                  -------------------------------------------------
                                                      Income               Shares            EPS
                                                  ---------------      ---------------     --------
     Basic EPS
        Income applicable to common
           shareholders                           $   3,323,999            7,092,327       $  0.47
                                                                                           =======

     Effect of Dilutive Securities
        Stock options and warrants                        ---                180,516
                                                  -------------        -------------

     Diluted EPS
        Income applicable to common
             shareholders plus assumed
             conversions                          $   3,323,999            7,272,843       $  0.46
                                                  =============        =============       =======

                                                          For the Year Ended June 30, 2000
                                                  -------------------------------------------------
                                                      Income               Shares            EPS
                                                  ---------------      ---------------     --------
     Basic EPS
        Income applicable to common
           shareholders                           $   1,693,989            7,499,933       $  0.23
                                                                                           =======

     Effect of Dilutive Securities
        Stock options and warrants                        ---                250,417
                                                  -------------        -------------

     Diluted EPS
        Income applicable to common
             shareholders plus assumed
             conversions                          $   1,693,989            7,750,350       $  0.22
                                                  =============        =============       =======

                                                          For the Year Ended June 30, 1999
                                                  -------------------------------------------------
                                                      Income               Shares            EPS
                                                  ---------------      ---------------     --------
     Net Income                                   $   2,707,308
        Less:
           Preferred dividend requirements              103,949
           Preferred stock conversion
              premium                                   704,898
                                                  -------------

     Basic EPS
        Income applicable to common
           shareholders                           $   1,898,461            6,114,126       $  0.31
                                                                                           =======

     Effect of Dilutive Securities
        Stock options and warrants                           ---             385,606
        Convertible preferred stock                     103,949            1,336,486
                                                  -------------        -------------

     Diluted EPS
        Income applicable to common
             shareholders plus assumed
             conversions                          $   2,002,410            7,836,218       $  0.26
                                                  =============        =============       =======

Note 5.  Long-Term Debt

         Long-term debt at June 30, 2001 and 2000 consists of the following:

                                                                                2001                2000
                                                                           ---------------     ---------------
  A Term Loan Facility                                                     $    4,046,956      $    4,546,956
  B Term Loan Facility                                                          1,441,000           1,441,000
  Canadian Term Loan Facility                                                   4,346,692           4,449,814
  SLR $1,500,000 Promissory Note                                                  806,239           1,013,126
  SLR 1994 Track Rehabilitation Assistance Loan
     from the State of Maine                                                      431,222             474,344
  SLR 1995 Track Rehabilitation Assistance Loan
     from the State of Maine                                                      254,608             298,329
  SLR 1995 Track Rehabilitation Assistance Loan
     from the State of New Hampshire                                            1,062,665           1,103,417
  Capital Lease Obligations - Locomotives, interest at 7.5%                       392,613             441,920
  Multi-year Insurance Policies Financing, interest at 8.16%                      558,300              99,445
  Other Loans, interest at 10.6%                                                    1,583               6,324
                                                                           --------------      --------------
                                                                               13,341,878          13,874,675
  Less current portion                                                          2,456,084             492,138
                                                                           --------------      --------------
                                                                           $   10,885,794      $   13,382,537
                                                                           ==============      ==============

         At June 30, 2001, the prime rate was 6.75%, the one- and three-month eurodollar ("LIBOR") rates were 3.835% and 3.79%, respectively, and the one- and three-month Canadian Dollars bankers' acceptance ("CDOR") rates were 4.55% and 4.523%, respectively.

         On August 15, 1997, the Company entered into a Loan and Security Agreement (the "Original Loan Agreement") which provided a $7,775,000 seven-year revolving term loan (the "A Term Loan") and a $2 million working capital facility. Interest on both the A Term Loan and working capital facility borrowings outstanding is based upon the bank's prime rate or the eurodollar rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 0.0% to 0.5% for prime based borrowings, and from 2% to 3% for eurodollar based borrowings, depending upon the Company's financial performance. The applicable margin at June 30, 2001 was 0.0% for prime base borrowings and 2.25% for eurodollar based borrowings.

         On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") with its lender which provided an additional $4,469,450 seven-year term loan (the "Canadian Term Loan") and a $2 million three-year term loan (the "B Term Loan") to finance the acquisition of the Sherbrooke Line and related expenditures. The Canadian Term Loan is payable in Canadian dollars. Interest on the Canadian Term Loan is based upon the bank's prime rate or CDOR rate, plus an applicable margin, at the option of the Company. The applicable margin ranges from 0.0% to 0.5% for prime based borrowings, and from 2% to 3% for CDOR based borrowings, depending upon the Company's financial performance. The applicable margin at June 30, 2001 was 0.0% for prime base borrowings and 2.25% for CDOR based borrowings. Interest on the B Term Loan is based upon the bank's prime rate plus 0.5% or the eurodollar rate plus 3%, at the option of the Company. In addition, the Company is required to pay an additional loan fee every six months of 1% on the B Term Loan balance outstanding.

         On August 20, 2001, the Company and its lender amended the Amended Loan Agreement to modify the payment due date of the $1,441,000 balance outstanding under its B Term Loan Facility, to extend the expiration date of its working capital facility through March 31, 2004, and to amend certain covenants, in return for minor rate adjustments. Under the amendment, the Company is required to pay $441,000 of the B Term Loan on or before December 31, 2001, the original due date, and the remaining $1 million will be repaid in quarterly installments of $55,000 through December 31, 2005, at which time any remaining balance outstanding is due, as reflected in the accompanying Consolidated Balance Sheets.

         Borrowings under the working capital facility are limited based upon eligible accounts receivable as defined in the Amended Loan Agreement. As of June 30, 2001, the Company had no borrowings and had approximately $1.8 million available in accordance with the facility's eligibility criteria. The non-use fee on the working capital facility ranges from 0.375% to 0.5%, based upon the Company's financial performance, and was 0.375% at June 30, 2001.

         The Company is required to make additional principal payments equal to 50% of "Excess Cash Flow," as defined in the Amended Loan Agreement within 120 days after the end of each fiscal year, 50% of the net cash proceeds from the sale of the Company's capital stock in excess of $3 million, and the net cash proceeds from the sale of property of the Company in excess of a minimum amount. The Excess Cash Flow payment required based upon the Company's operating results for the year ended June 30, 2001 is estimated to total $335,000. The amount of the Excess Cash Flow payment will reduce the $441,000 due on December 31, 2001 under the B Term Loan Facility.

         All borrowings under the term loans and working capital facility are secured by all of the assets of the Company, and the Amended Loan Agreement includes certain restrictive covenants, the more significant of which require that the Company meet prescribed financial ratios and maintain specified levels of insurance, and which also restrict additional borrowings, capital expenditures, lease commitments, and the payment of dividends. As of June 30, 2001, the Company is in compliance with its covenants.

         The Original Loan Agreement required the Company to enter into an interest rate contract with respect to a principal amount of at least one-half of the available A Term Loan balance. Accordingly, on September 23, 1997, the Company entered into a five-year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available term loan balance outstanding per the Original Loan Agreement. In addition, the Amended Loan Agreement required the Company to enter into an interest rate contract with respect to the principal amount of at least one-half of the Canadian Term Loan balance. On January 21, 1999, the Company entered into a five-year interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian term loan balance. The fair value of the LIBOR and CDOR interest rate swap agreements at June 30, 2001 aggregated approximately $60,000, reflecting the recent decline in interest rates, and is included in Other liabilities in the accompanying Consolidated Balance Sheets.

         The $1,500,000 Promissory Note is being amortized on a quarterly basis over a seven-year period commencing October 1, 1997, without any principal or interest payment requirements at an assumed interest rate of 8.5%, provided that the Company continues to own and operate SLR. Principal payments amortized in fiscal 2001, 2000 and 1999 totaled $206,888, $189,545 and $174,855, respectively, and
interest forgiven in fiscal 2001, 2000 and 1999 totaled $79,637, $96,979 and $111,669, respectively. The SLR $1,500,000 Promissory Note is subordinated to the term loans and working capital facility.

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

         Maturities of debt over the next five years are as follows:


                            Fiscal Year            Amount Due
                          ---------------        --------------

                                2002             $   2,456,084
                                2003                 2,471,553
                                2004                 2,553,944
                                2005                 3,127,792
                                2006                 1,667,936

         The carrying value of debt obligations outstanding approximates market value.

Note 6. Derivatives

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

         In accordance with the September 1997 Original Loan Agreement and the December 1998 Amended Loan Agreement, respectively, the Company entered into a five-year interest rate swap agreement under which the Company fixed its LIBOR interest rate at 6.28% on one-half of the scheduled available A Term Loan balance outstanding and in January 1999, entered into a five-year interest rate swap agreement under which the Company fixed its CDOR interest rate at 5.33% on one-half of the Canadian Term Loan balance outstanding.

         The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in the variable interest rates on the A Term Loan and the Canadian Term Loan as required by the respective loan agreements. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The loss, net of income taxes, for the year ended June 30, 2001 is as follows:

                Cumulative effect of change in accounting
                   principal for derivatives - July 1, 2000     $   60,302
                Change in fair value                               (95,274)
                Reclassification to earnings                        (1,904)
                                                                ----------

                Net loss for period                             $  (36,876)
                                                                ==========

The Company has reported the fair value of its cash flow hedging derivatives in Other liabilities in the accompanying Consolidated Balance Sheets, and expects to reclassify approximately $30,000, net of taxes, of the existing losses in comprehensive income to earnings in fiscal 2002.

Note 7.  Commitments

         a.  Lease Commitments

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

         PRL currently leases one rail line that includes an initial five-year lease term that expires in December 2002 and three successive five-year renewal options, and which provides PRL with a right of first refusal in the event of sale.

         Future Minimum Lease Payments
         -----------------------------

         Future minimum lease commitments under non-cancelable leases as of June 30, 2001 are as follows:

                                                                        Operating             Capital
                                  Fiscal Year                            Leases                Leases
                 -----------------------------------------------    ------------------    -----------------
                                      2002                          $      752,735        $      80,595
                                      2003                                 751,850               80,595
                                      2004                                 730,760               80,595
                                      2005                                 642,551              228,534
                                      2006                                 615,445                  ---
                                      2007 and thereafter                2,860,233                  ---
                                                                    --------------        -------------
                 Total future minimum lease payments                $    6,353,574              470,319
                                                                    ==============
                 Less - amount representing interest,
                    at 7.5%                                                                     (77,706)
                                                                                          -------------
                 Present value of future minimum lease
                    payments                                                              $     392,613
                                                                                          =============

         Rent expense totaled $1,440,164, $1,221,287 and $1,269,331 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

         b.  Purchase Commitments

         In March 2001, the Company entered into an agreement to purchase rail and related materials for approximately $1.5 million over the next four years in conjunction with a rail replacement project on SLR in New England. In June 2001, SLR entered into a purchase contract with its primary fuel supplier to purchase 546,000 gallons of diesel fuel in the period November 1, 2001 through April 30, 2002 at prices ranging from $0.8544 to $0.8794 per gallon.

Note 8.  Stockholders' Equity

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

         b.  Preferred Stock
             ---------------

         At a Special Meeting of the Stockholders of the Company held on June 29, 1999, the shareholders voted to approve the merger of ETG Merger Corporation into Emons Transportation Group, Inc. (the "Merger"), resulting in the exchange of each share of the Company's outstanding $0.14 Series A Cumulative Convertible Preferred Stock ("Convertible Preferred Stock") into 1.1 shares of the Company's Common Stock. As a result of the Merger, the Company converted 1,485,543 shares of its Convertible Preferred Stock into 1,633,788 shares of Common Stock. This represents an inducement premium of 296,799 shares of Common Stock in excess of the 0.9 conversion rate offered under the original terms of the Convertible Preferred Stock. The estimated fair market value of the conversion premium in the amount of $704,898, based upon the average closing bid and ask price of the Company's Common Stock of $2.375 on the date of the Merger, has been charged to income applicable to common shareholders for fiscal 1999 in the accompanying Consolidated Statement of Operations. The conversion premium charged to income applicable to common shareholders reduced fiscal 1999 basic and diluted earnings per share by $0.12 and $0.09, respectively. Dividends in arrears that were eliminated as a result of the Merger aggregated $1,767,796 as of June 29, 1999.

         c.  Stock Repurchase Program
             ------------------------

         On March 8, 2000, the Company repurchased 310,450 shares of its Common Stock for $506,000. On March 20, 2000, the Company's Board of Directors, with the approval of the Company's lender, authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million, including the previously acquired 310,450 shares. As of June 30, 2001, the Company had repurchased 861,788 shares of its Common Stock for $1,415,816, of which 832,788 shares were held in treasury and 29,000 shares were retired. In addition, the Company paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.125 per share which were due to expire in July 2000.

Note 9.  Income Taxes

         The provision for income taxes for the years ended June 30, 2001, 2000 and 1999 is comprised of the following:

                                              2001                2000                 1999
                                        -----------------    ----------------     ---------------
                   Current:
                      Federal           $        55,000      $        55,000      $       60,000
                      State                      85,000              115,000              90,000
                      Foreign                     2,000                6,000              75,000
                                        ---------------      ---------------      --------------
                   Total current                142,000              176,000             225,000
                                        ---------------      ---------------      --------------
                   Deferred:
                      Federal                  (726,000)             911,000            (179,000)
                      State                       4,000               15,000             (55,000)
                                        ---------------      ---------------      --------------
                   Total deferred              (722,000)             926,000            (234,000)
                                        ---------------      ---------------      --------------

                   Total                $      (580,000)     $     1,102,000      $       (9,000)
                                        ================     ===============      ==============

     The Company utilized approximately $2.5 million of federal and $1 million of state net operating loss carryforwards in computing the fiscal 2001 current provision for income taxes. At June 30, 2001, the Company had approximately $31.5 million of federal net operating loss carryforwards available that expire in various years from fiscal 2002 through fiscal 2008, a significant portion of which expire in fiscal 2002.

     Deferred tax assets and liabilities are comprised of the following at June 30, 2001 and 2000:

                                                                       2001                 2000
                                                                 -----------------   -----------------
               Deferred tax assets:
                  Accrued expenses                               $     1,108,000     $     1,111,000
                  Net operating loss carryforwards                    10,876,000          11,688,000
                                                                 ---------------     ---------------
                                                                      11,984,000          12,799,000
                  Valuation allowance                                 (7,899,000)         (9,395,000)
                                                                 ---------------     ---------------
                                                                       4,085,000           3,404,000
               Deferred tax liabilities:
                  Property, plant and equipment                       (2,234,000)         (2,275,000)
                                                                 ---------------     ---------------

               Net deferred tax asset                            $     1,851,000     $     1,129,000
                                                                 ===============     ===============

     The valuation allowance has been provided to reduce the deferred tax assets, which relate principally to the Company's net operating loss carryforwards, to the estimated recoverable amount based upon the estimated utilization of the deferred tax assets. The Company continually reassesses the estimated amount of deferred tax assets that it believes it will be able to utilize in the future. In the fourth quarter of fiscal 2001, based upon an analysis of expected future income and the expiration of certain net operating loss carryforward periods, the Company reduced the valuation allowance and recognized an additional $1,572,000 of deferred tax benefits relating to its federal net operating loss carryforwards. In fiscal 1999, based upon tax planning strategies implemented in connection with the acquisition of the Sherbrooke Line from the Canadian National Railway in December 1998, the Company reduced the valuation allowance and recognized $1.1 million of deferred tax benefits relating to its federal net operating loss carryforwards. The Company reduced the valuation allowance in fiscal 2001 and 1999 because its reassessments indicated that it was more likely than not that the benefits would be realized. The recognition of deferred tax benefits relating to the Company's federal net operating loss carryforwards in fiscal 2001 and 1999 had the impact of increasing diluted earnings per share by $0.22 and $0.14, respectively, and basic earnings per share by $0.22 and $0.18, respectively.

     A reconciliation of the difference between the United States statutory federal income tax rate and the Company's effective income tax rate for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                              2001              2000             1999
                                                          --------------    -------------    --------------
               United States statutory tax rate                 34.0%             34.0%            34.0%
               State income taxes, net of
                  federal income taxes                           2.1               3.1              0.9
               Foreign income taxes                             (0.9)              3.1              4.8
               Reduction of prior valuation
                  allowance against net
                  operating loss carryforwards                 (57.0)             (1.8)           (40.6)
               Other, net                                        0.7               1.0              0.6
                                                          ----------        ----------       ----------

               Effective tax rate                              (21.1)%            39.4%            (0.3)%
                                                          ==========        ==========       ==========

Note 10.  Customer Concentrations

     The majority of the Company's revenues are generated from freight transportation services provided to customers in the Northeast and Mid-Atlantic regions of the United States, and Quebec, Canada, many of whom are involved in the pulp and paper industry.

     One customer accounted for approximately 10.5% of the Company's fiscal 2001, 2000 and 1999 total operating revenues. Another customer, which accounted for approximately 9% of fiscal 2001 operating revenues, filed for protection under Chapter 11 of the United States Bankruptcy Code on September 10, 2001. The Company has provided an adequate allowance for any potential collection losses associated with this customer.

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

     As of June 30, 2001, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 158 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Of these lawsuits, 153 were commenced after the confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 158 lawsuits, 62 have been settled in principle at no liability to Industries with one attorney representing all 62 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

     On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. On April 3, 2001, the District Court dismissed this appeal as moot. On May 2, 2001, these claimants filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. This appeal is currently pending. If the Bankruptcy Court and District Court's judgments are upheld on appeal, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

     Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 11 cases remained pending as of June 30, 2001. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court and District Court's judgments referred to above are upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements of or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2000 to June 30, 2001, eight new actions were commenced in which Industries was named as a defendant and 387 lawsuits were settled or dismissed at no liability to Industries.

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

Note 12.  Stock-Based Compensation and Warrants

     a.  Stock Option Plans
         ------------------

     In November 1996, the Board of Directors and shareholders adopted the 1996 Stock Option Plan (the "Stock Option Plan"), which replaced the Company's expiring 1986 Stock Option Plan. The terms of the new Stock Option Plan are substantially the same as the terms of the 1986 Stock Option Plan. The Stock Option Plan provides for the issuance of a maximum of 500,000 shares of the Company's Common Stock to key employees. Under the Stock Option Plan, the Company may grant either non-qualified or incentive stock options at an exercise price not less than 100% of the fair market value at the date of grant. Options may be exercised in accordance with time periods established by the Compensation Committee of the Board of Directors, and expire ten years after the date of grant. During fiscal 2001, the Company issued options to purchase 53,500 shares of the Company's Common Stock under the Stock Option Plan at prices ranging from $1.6875 to $1.925, which vest over five years. As of June 30, 2001, 59,100 options were available for issuance under the Stock Option Plan. On March 20, 2000, the Compensation Committee of the Board of Directors accelerated the exercise date of all currently unexercisable portions of outstanding stock options granted to certain employees of the Company prior to March 20, 1999, which resulted in the acceleration of 198,000 options.

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

     A summary of stock option activity under the Company's stock option plans is as follows:

                                                                                 Option Price per Share
                                                                     -----------------------------------------------
                                                  Stock Options              Range               Weighted Average
                                                -----------------    --------------------    -----------------------
            Balance at June 30, 1998                   924,000          $0.81  -  $3.91              $1.93
               Options granted                         143,000           2.09  -   2.72               2.49
               Options exercised                        (7,250)          1.00  -   1.88               1.21
               Options forfeited                       (10,750)          1.00  -   3.22               2.11
                                                --------------
            Balance at June 30, 1999                 1,049,000           0.81  -   3.91               2.01
               Options granted                         238,500           1.72  -   2.19               2.01
               Options exercised                       (15,000)               1.25                    1.25
               Options forfeited                       (31,500)          2.09  -   3.91               3.05
                                                --------------
            Balance at June 30, 2000                 1,241,000           0.81  -   3.91               2.00
               Options granted                          53,500           1.69  -   1.93               1.85
               Options exercised                             -                 -                        -
               Options forfeited                      (110,600)          1.69  -   3.25               2.35
                                                --------------
            Balance at June 30, 2001                 1,183,900           0.81  -   3.91               1.95
                                                ==============

                                              June 30, 2001         June 30, 2000        June 30, 1999
                                             -----------------    ------------------    -----------------
            Options exercisable                   1,009,297             1,036,666              612,666
            Weighted average exercise price    $       1.93          $       1.94           $     1.51

     A summary of stock option information regarding options outstanding at June 30, 2001 is as follows:

                                         Weighted           Weighted            Stock             Weighted
     Range of          Unexercised        Average           Average            Options            Average
     Exercise             Stock          Remaining          Exercise          Currently           Exercise
      Prices             Options        Life (Years)         Price           Exercisable           Price
      ------             -------        -----------          -----           -----------           -----
   $0.75 - $1.25          435,000              3.5            $1.03              435,000            $1.03
    1.26 -  2.25          343,000              8.2             1.92              201,865             1.92
    2.26 -  3.25          375,900              6.4             2.91              342,432             2.92
    3.26 -  4.00           30,000              7.7             3.91               30,000             3.91
                      -----------                                            -----------
       Total            1,183,900              5.9             1.95            1,009,297             1.93
                      ===========                                            ===========

     The Company accounts for stock options issued under its stock option plans in accordance with APB Opinion No. 25 and, accordingly, no compensation expense has been recognized in the Company's financial statements. The Company's pro forma net income and earnings per share under the provisions of FAS 123 for the years ended June 30, 2001, 2000 and 1999 would have been as follows:

                                             2001              2000                1999
                                       ---------------    --------------     --------------
            Net income:
               As reported               $ 3,323,999       $ 1,693,989        $ 2,707,308
               Pro forma                   3,300,269           997,661          2,465,490

            Basic earnings per share:
               As reported               $      0.47       $      0.23        $      0.31
               Pro forma                        0.47              0.13               0.27

            Diluted earnings per share:
               As reported               $      0.46       $      0.22        $      0.26
               Pro forma                        0.45              0.13               0.22

            Weighted average fair value
               of options granted        $      1.34       $      1.52        $      1.84

     The pro forma information provided above does not include the impact of stock options granted prior to July 1, 1995. As a result, compensation cost under FAS 123 included in the determination of the pro forma information may not be representative of what compensation cost would have been had the provisions of FAS 123 been applied to prior years, and may not be indicative of compensation cost under FAS 123 in future years. The fair value of options granted on the date of grant included in the pro forma information for the years ended June 30, 2001, 2000 and 1999 was estimated using the Black-Scholes option-pricing model using the following assumptions:

                                                      2001              2000             1999
                                                 -------------     -------------    ------------
                    Weighted average:
                        Risk-free interest rate        5.70%             7.21%           5.10%
                        Expected life               10 years          10 years        10 years
                        Expected volatility            56.4%             58.1%           60.1%
                        Expected dividend yield         0.0%              0.0%            0.0%

     b.  Restricted Stock Plan
         ---------------------

     The Company has a Restricted Stock Plan under which the Company can award up to 800,000 shares of Common Stock to employees. Shares awarded under the Restricted Stock Plan may not be sold or transferred until they vest. The Management Compensation Committee of the Board of Directors determines the vesting schedule for each of the recipients of the Restricted Stock Awards. Compensation under the Restricted Stock Plan is charged to earnings over the respective vesting periods ranging from five to ten years. At June 30, 2001, 2000 and 1999, 207,350, 264,350 and 270,350 shares were available for issuance, respectively. A summary of activity under the Company's Restricted Stock Plan is as follows:

                                                           2001             2000             1999
                                                       -------------    ------------     ------------
                    Awards:
                       Shares                              62,000           40,000           57,000
                       Fair value at date of grant     $  110,885       $   78,024       $  142,855

                    Cancellations:
                       Shares                               5,000           34,000           12,900
                       Fair value at date of grant     $   10,607       $   97,021       $   17,101

                    Compensation expense               $   52,488       $   68,193       $  104,181

     c.  Common Stock Warrants
         ---------------------

     At June 30, 2001, the Company had warrants outstanding to purchase up to 60,000 shares of Common Stock at prices ranging from $2.625 to $2.75 per share.


Note 13.  Related Party Transactions

     In February 2001, the Company entered into a short-term lease agreement for the lease of eight locomotives from a leasing company, of which a director of the Company is a vice president. The original lease term, which commenced in March 2001, was for 120 days at a rate of $255 per day per locomotive. In June 2001, the Company extended the lease term for an additional 60 days and provided for the continuation of this lease on a month-to-month basis thereafter.

     In September 2001, the Company entered into a five year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from $120 to $134 per day per locomotive. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The Company will continue to lease the eight locomotives referred to above at a reduced rate of $200 per day until the locomotives under the five year lease are delivered, which is scheduled to take place prior to the end of calendar 2001.

Note 14.  Segment Information

         The Company identifies its reportable segments by the geographic region in which each segment operates. All of the Company's principal operating segments, which involve the operation of short line railroads, have similar economic characteristics. As a result, all of the Company's reportable segments have been aggregated into one segment for purposes of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         Financial information by geographic area is as follows:

                                                                    Year Ended June 30,
                                                  ---------------------------------------------------------
                                                       2001                 2000                1999
                                                  ----------------     ----------------    ----------------
     Operating revenues
        United States                             $ 19,754,439         $ 19,780,445        $ 19,864,916
        Canada                                       5,689,097            5,466,802           3,085,169
                                                  ------------         ------------        ------------
     Total operating revenues                     $ 25,443,536         $ 25,247,247        $ 22,950,085
                                                  ============         ============        ============

     Identifiable assets
        United States                             $ 29,761,816         $ 27,884,230        $ 28,564,478
        Canada                                       7,184,049            6,757,815           6,461,386
                                                  -----------          ------------        ------------
     Total identifiable assets                    $ 36,945,865         $ 34,642,045        $ 35,025,864
                                                  ============         ============        ============

Note 15.  Quarterly Financial Data (Unaudited)

                                                                   Three Months Ended
                                           --------------------------------------------------------------------
                                             September 30       December 31        March 31        June 30
                                             ------------       -----------        --------        -------
For the fiscal year ended
June 30, 2001:
---------------------------------------
Operating revenues                         $   6,696,246      $   6,542,030     $   6,368,804   $   5,836,456
Income from operations                         1,172,090          1,090,808           722,717         738,705
Net income                                       564,084            574,551           187,758       1,997,606
Earnings per common share:
     Basic                                 $        0.08      $        0.08     $        0.03   $        0.28
     Diluted                                        0.08               0.08              0.03            0.28

For the fiscal year ended
June 30, 2000:
---------------------------------------
Operating revenues                         $   6,184,935      $   6,391,411     $   6,245,268   $   6,425,633
Income from operations                         1,135,599          1,072,305           585,374       1,055,912
Net income                                       511,025            448,519            77,170         657,275
Earnings per common share:
     Basic                                 $        0.07      $        0.06     $        0.01   $        0.09
     Diluted                                        0.06               0.06              0.01            0.09

                                                                      Schedule 1

                        EMONS TRANSPORTATION GROUP, INC.
                              (Parent Company Only)
                                 Balance Sheets
                          as of June 30, 2001 and 2000

                                                                                        2001                    2000
                                                                                  ----------------        ----------------
ASSETS

   Current assets:
      Cash and cash equivalents                                                       $ 1,119,168             $ 1,812,552
      Accounts receivable                                                                   2,962                   3,908
      Prepaid expenses and other current assets                                           (40,697)                (36,750)
      Deferred income taxes                                                               443,000                 395,000
                                                                                  ----------------        ----------------
         Total current assets                                                           1,524,433               2,174,710

   Investments in subsidiaries at equity                                               26,115,898              22,591,239
   Property and equipment, net of accumulated
      depreciation of $599,321 and $571,581
      as of June 30, 2001 and 2000, respectively                                           97,212                  93,573
   Due from affiliates                                                                  1,142,975               1,142,975
   Deferred income taxes                                                                1,670,000                 984,000
   Deferred expenses and other assets                                                      29,567                  36,239
                                                                                  ----------------        ----------------
TOTAL ASSETS                                                                          $30,580,085             $27,022,736
                                                                                  ================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                                               $   552,583             $    16,877
      Accounts payable                                                                    207,939                 151,327
      Accrued payroll and related expenses                                                300,730                 185,786
      Income taxes payable                                                              1,668,545               1,045,917
      Other accrued expenses                                                              127,549                  97,181
      Due to affiliates                                                                 8,184,270               8,384,617
                                                                                  ----------------        ----------------
         Total current liabilities                                                     11,041,616               9,881,705

   Long-term debt                                                                         890,000               1,441,000
   Note payable to affiliate                                                              750,000                 750,000
                                                                                  ----------------        ----------------
         Total Liabilities                                                             12,681,616              12,072,705
                                                                                  ----------------        ----------------

   Stockholders' Equity:

       Preferred stock, authorized 3,000,000 shares $0.14 Series A
          Cumulative Convertible Preferred Stock, $0.01 par value, issued and outstanding -0- shares
          at June 30, 2001 and 2000                                                             -                       -

      Common stock, $0.01 par value, authorized 30,000,000 shares, issued
         7,909,292 and 7,852,274 shares at June 30, 2001
         and 2000, respectively                                                            79,093                  78,523

      Additional paid-in capital                                                       23,636,401              23,536,693
      Deficit                                                                          (4,146,203)             (7,470,202)
                                                                                  ----------------        ----------------
                                                                                       19,569,291              16,145,014
      Treasury stock, at cost (832,788 and 610,450 shares at
         June 30, 2001 and 2000, respectively)                                         (1,368,690)               (995,981)
      Cumulative other comprehensive income (loss)                                        (16,184)                 39,156
      Unearned compensation - restricted stock awards                                    (285,948)               (238,158)
                                                                                  ----------------        ----------------
         Total Stockholders' Equity                                                    17,898,469              14,950,031
                                                                                  ----------------        ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $30,580,085             $27,022,736
                                                                                  ================        ================

                                                                      Schedule I


                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Operations
               for the years ended June 30, 2001, 2000 and 1999


                                                                  2001                   2000                    1999
                                                             ---------------        ---------------         --------------
Operating revenues:
   Intercompany management fees                                  $ 2,471,125            $ 2,591,832            $ 2,455,880
                                                             ---------------        ---------------         --------------

Operating expenses:
   General and administrative expenses                             2,293,105              2,378,208              2,312,305
   Depreciation                                                       28,947                 39,354                 31,008
                                                             ---------------        ---------------         --------------
      Total operating expenses                                     2,322,052              2,417,562              2,343,313
                                                             ---------------        ---------------         --------------

Income from operations                                               149,073                174,270                112,567

Other income (expense):
   Intercompany interest income                                       18,240                      -                      -
   Interest and other income                                          51,647                 57,235                 58,424
   Interest expense                                                 (218,960)              (231,505)              (170,991)
                                                             ---------------        ---------------         --------------
      Total other income (expense)                                  (149,073)              (174,270)              (112,567)
                                                             ---------------        ---------------         --------------

Income before income taxes and equity in
   undistributed net earnings of subsidiaries                              -                      -                      -

Provision (benefit) for income taxes                                (679,000)               977,000               (110,000)
                                                             ---------------        ---------------         --------------


Income (loss) before equity in undistributed net
   earnings of subsidiaries                                          679,000               (977,000)               110,000

Equity in undistributed net earnings of
   subsidiaries                                                    2,644,999              2,670,989              2,597,308
                                                             ---------------        ---------------         --------------


Net income                                                       $ 3,323,999            $ 1,693,989            $ 2,707,308
                                                             ===============        ===============         ==============

                                                                      Schedule I


                       EMONS TRANSPORTATION GROUP, INC.
                             (Parent Company Only)
                           Statements of Cash Flows
               for the years ended June 30, 2001, 2000 and 1999


                                                                         2001                   2000                   1999
                                                                    ---------------        ----------------       ----------------
Cash flows from operating activities:
   Net income                                                         $  3,323,999            $  1,693,989           $  2,707,308
      Adjustments to reconcile net income to net cash
      provided by operating activities:

         Depreciation                                                       28,947                  39,354                 31,008
         Amortization of deferred compensation                              52,488                  68,193                104,181
         Amortization of deferred financing                                  6,672                   6,672                  3,336
         Loss on disposition of assets                                       1,379                       -                      -
         Equity in net earnings of subsidiaries                         (2,644,999)             (2,670,989)            (2,597,308)
         Change in deferred income taxes                                  (734,000)                922,000               (190,000)
         Changes in assets and liabilities:
            Accounts receivable, prepaid expenses and
               other current assets                                          4,893                  34,872                 47,438
            Accounts payable and accrued expenses                          824,552                  76,881                705,949
            Other assets                                                         -                  44,920                 41,758
                                                                    --------------         ---------------        ---------------
Net cash provided by operating activities                                  863,931                 215,892                853,670
                                                                    --------------         ---------------        ---------------

Cash flows from investing activities:
   Additions to property and equipment                                     (33,965)                (31,308)               (54,114)
   Investments in subsidiaries                                          (1,085,000)             (3,000,000)            (2,000,000)
   Change in due to/from affiliates, net                                  (200,347)              4,665,590             (1,169,164)
   Dividends received from subsidiaries                                    150,000                       -                      -
                                                                    --------------         ---------------        ---------------
Net cash provided by (used in) investing activities                     (1,169,312)              1,634,282             (3,223,278)
                                                                    --------------         ---------------        ---------------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                      -                       -              2,000,000
   Reduction in long-term debt                                             (15,294)               (637,894)               (74,131)
   Purchase of treasury stock                                             (372,709)               (995,981)                     -
   Common stock purchased and retired                                            -                 (48,375)                     -
   Debt issuance costs                                                           -                       -                (20,000)
   Proceeds from issuance of common stock                                        -                       -                 99,000
   Preferred stock conversion costs                                              -                 (21,486)              (329,914)
                                                                    --------------         ---------------        ---------------
Net cash provided by (used in) financing activities                       (388,003)             (1,703,736)             1,674,955
                                                                    --------------         ---------------        ---------------

Net increase (decrease) in cash and cash equivalents                      (693,384)                146,438               (694,653)

Cash and cash equivalents at beginning of year                           1,812,552               1,666,114              2,360,767
                                                                    --------------         ---------------        ---------------

Cash and cash equivalents at end of year                              $  1,119,168            $  1,812,552           $  1,666,114
                                                                    ==============         ===============        ===============

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

EMONS TRANSPORTATION GROUP, INC.



By:  /s/ Robert Grossman                              Date:  September 20, 2001
     --------------------------------------                 --------------------
     Robert Grossman, Chairman of the
     Board of Directors, President and
     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert Grossman                                   Date:  September 20, 2001
-------------------------------------------                 --------------------
Robert Grossman, Chairman of the Board
of Directors, President and Chief Executive
Officer


/s/ Scott F. Ziegler                                  Date:  September 20, 2001
-------------------------------------------                 --------------------
Scott F. Ziegler, Senior Vice President and
Chief Financial Officer and Secretary,
signing on behalf of the registrant as its
principal financial and accounting officer
and as Director



/s/ Robert J. Smallacombe                             Date:  September 20, 2001
-------------------------------------------                 --------------------
Robert J. Smallacombe, Director



/s/ Dean H. Wise                                      Date:  September 20, 2001
-------------------------------------------                ---------------------
Dean H. Wise, Director



/s/ Alfred P. Smith                                   Date:  September 20, 2001
-------------------------------------------                ---------------------
Alfred P. Smith, Director



/s/ Kimberly A. Madigan                               Date:  September 20, 2001
-------------------------------------------                ---------------------
Kimberly A. Madigan, Director



/s/ Michael J. Blake                                  Date:  September 20, 2001
-------------------------------------------                ---------------------
Michael J. Blake, Director

EXHIBITS

         The following exhibits are filed as a part of this report. For convenience of reference, exhibits are listed according to numbers assigned in the Exhibit Table of Item 601 of Regulation S-K under the Securities Exchange Act of 1934.

                                                                                             Page in
                                                                                           Sequentially
  Exhibit                                                                                    Numbered
   Number                                      Exhibit                                         Copy
-------------    --------------------------------------------------------------------    ----------------
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

                                                                                             Page in
                                                                                           Sequentially
  Exhibit                                                                                    Numbered
   Number                                      Exhibit                                         Copy
-------------    --------------------------------------------------------------------    ----------------
   10 (c)        Amendment to the Amended and Restated Employment Agreement
                 with Robert Grossman dated May 26, 1994 (incorporated by
                 reference from Emons Transportation Group, Inc. Report on Form
                 10-K for the year ended June 30, 1997, Exhibit Number 10 (c))
                                                                                               --
   10 (d)        Amendment to the Amended and Restated Employment Agreement with
                 Robert Grossman dated June 17, 1998 (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for
                 the year ended June 30, 1998, Exhibit Number 10 (d))                          --

   10 (e)        Amendment to the Amended and Restated Employment Agreement
                 with Robert Grossman dated March 20, 2000 (incorporated by reference from Emons Transportation Group, Inc. Report on Form
                 10-K for the year ended June 30, 2000, Exhibit Number 10 (e))
                                                                                               --
   10 (f)        Amendment to the Amended and Restated Employment Agreement with
                 Robert Grossman dated January 26, 2001                                        --

   10 (g)        Loan and Security Agreement dated August 15, 1997 among Emons
                 Transportation Group, Inc., Emons Industries, Inc., Emons Finance
                 Corp., Maryland and Pennsylvania Railroad, Emons Logistics
                 Services, Inc., Maine Intermodal Transportation, Inc., Emons
                 Railroad Group, Inc., Yorkrail, Inc., and St. Lawrence & Atlantic
                 Railroad, as the Borrowers, and LaSalle National Bank, as the
                 Lender (incorporated by reference from Emons Transportation
                 Group, Inc. Report on Form 10-K for the year ended June 30, 1997,
                 Exhibit Number 10 (f))
                                                                                               --
   10 (h)        Lease Agreement dated as of November 1, 1997 between St. Lawrence
                 & Atlantic Railroad Company and Berlin Mills Railway, Inc.
                 (incorporated by reference from Emons Transportation Group, Inc.
                 Report on Form 10-Q for the quarter ended September 30, 1997,
                 Exhibit Number 10 (b))                                                        --

   10 (i)        Asset Purchase Agreement between St. Lawrence & Atlantic Railroad
                 (Quebec) Inc. and Canadian National Railway Company dated November
                 25, 1998 (incorporated by reference from Emons Transportation
                 Group, Inc. Report on Form 8-K dated December 23, 1998, Exhibit
                 Number 10 (a))                                                                --

                                                                                             Page in
                                                                                           Sequentially
  Exhibit                                                                                    Numbered
   Number                                      Exhibit                                         Copy
-------------    --------------------------------------------------------------------    ----------------
   10 (j)        Amended and Restated Loan and Security Agreement dated as of
                 December 21, 1998 among Emons Transportation Group, Inc., Emons
                 Industries, Inc., Emons Finance Corp., Maryland and Pennsylvania
                 Railroad Company, Emons Logistics Services, Inc., Maine Intermodal
                 Transportation, Inc., Yorkrail, Inc., St. Lawrence & Atlantic
                 Railroad Company, Penn Eastern Rail Lines, Inc., St. Lawrence &
                 Atlantic Railroad (Quebec) Inc., and SLR Leasing Corp., as the
                 Borrowers, and LaSalle National Bank, as the Lender  (incorporated by reference from Emons Transportation Group, Inc. Report on Form
                 8-K dated December 23, 1998, Exhibit Number 10 (b))

                                                                                               --
   10 (k)        Letter Agreement dated August 21, 1997 regarding
                 renegotiation of the Canadian National Railway Promissory Note
                 and Operating and Marketing Agreement (incorporated by
                 reference from Emons Transportation Group, Inc. Report on Form
                 10-Q for the quarter ended December 31, 1998, Exhibit Number 10
                 (f))
                                                                                               --
   10 (l)        Agreement of Merger dated as of April 25, 1999 between Emons
                 Transportation Group, Inc. and NEWCO  (incorporated by reference from Emons Transportation Group, Inc. Report on Form 10-K for the
                 year ended June 30, 1999, Exhibit Number 10 (l))
                                                                                               --

     21          Listing of Subsidiaries                                                       --

     23          Consent of Arthur Andersen LLP                                                --