Form 10-Q
period 2001-09-30
EMONS TRANSPORTATION GROUP INC
filed 2001-11-13
CIK 32666

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 2001    Commission File Number 0-5206
                       ------------------                           ------

                       EMONS TRANSPORTATION GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                            23-2441662
              ------------------------------------------------
    (State of Incorporation)         (I.R.S. Employer Identification No.)

  96 South George Street, York, Pennsylvania    17401       717-771-1700
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

                          Yes  X     No
                              ---       ---

     The number of shares of each class of common stock of the registrant issued and outstanding as of September 30, 2001 is as follows:

                      Voting Common Stock      7,078,304
                                               ---------

    PART I.     FINANCIAL INFORMATION
    Item  1.    Financial Statements


                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,           June 30,
                                                                       2001                  2001
                                                                  ---------------       ---------------
                                                                    (unaudited)
     ASSETS
           Current Assets:
               Cash and cash equivalents                          $    1,662,827        $    2,310,933
               Accounts receivable, net                                2,708,785             2,842,333
               Materials and supplies                                    410,177               278,198
               Prepaid expenses                                          570,591               589,486
               Deferred income taxes                                     567,000               567,000
                                                                  ---------------       ---------------
                  Total current assets                                 5,919,380             6,587,950
                                                                  ---------------       ---------------

           Property, plant and equipment                              44,840,963            44,375,160
               Less accumulated depreciation                         (16,275,196)          (15,822,102)
                                                                  ---------------       ---------------
                  Property, plant and equipment, net                  28,565,767            28,553,058
                                                                  ---------------       ---------------

           Deferred financing costs and other assets                     406,811               520,857
           Deferred income taxes                                       1,171,000             1,284,000
                                                                  ---------------       ---------------
     TOTAL ASSETS                                                 $   36,062,958        $   36,945,865
                                                                  ===============       ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY
           Current Liabilities:
               Current portion of long-term debt                  $    2,561,849        $    2,456,084
               Accounts payable                                        1,511,643             1,518,885
               Accrued payroll and related expenses                    1,316,614             1,678,806
               Other accrued expenses                                  1,700,393             1,637,319
                                                                  ---------------       ---------------
                  Total current liabilities                            7,090,499             7,291,094

           Long-term debt                                             10,028,072            10,885,794
           Other liabilities                                             927,851               870,508
                                                                  ---------------       ---------------
                  Total Liabilities                                   18,046,422            19,047,396
                                                                  ---------------       ---------------

           Stockholders' Equity:
               Common stock                                               79,111                79,093
               Additional paid-in capital                             23,635,880            23,636,401
               Deficit                                                (3,952,380)           (4,146,203)
                                                                  ---------------       ---------------
                                                                      19,762,611            19,569,291
               Treasury stock, at cost                                (1,368,690)           (1,368,690)
               Cumulative other comprehensive income (loss)             (105,839)              (16,184)
               Unearned compensation - restricted stock awards          (271,546)             (285,948)
                                                                  ---------------       ---------------
                  Total Stockholders' Equity                          18,016,536            17,898,469
                                                                  ---------------       ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   36,062,958        $   36,945,865
                                                                  ===============       ===============

     See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                  -------------------------------------
                                                                        2001                  2000
                                                                  --------------        ---------------
     Operating revenues                                         $     5,770,997       $      6,696,246

     Operating expenses:
         Cost of operations                                           4,224,836              4,616,389
         Selling and administrative                                     921,849                907,767
                                                                  --------------        ---------------
            Total operating expenses                                  5,146,685              5,524,156
                                                                  --------------        ---------------
     Income from operations                                             624,312              1,172,090

     Other income (expense):
         Interest income                                                 14,595                 28,327
         Interest expense                                              (234,348)              (283,414)
         Other, net                                                     (72,736)               (17,919)
                                                                  --------------        ---------------
            Total other income (expense)                               (292,489)              (273,006)
                                                                  --------------        ---------------

     Income before income taxes                                         331,823                899,084

     Provision for income taxes                                         138,000                335,000
                                                                  --------------        ---------------

     Net income                                                 $       193,823       $        564,084
                                                                  ==============        ===============

     Weighted average number of common shares (Note 2):

            Basic                                                     7,073,976              7,185,636
                                                                  ==============        ===============
            Diluted                                                   7,243,554              7,355,728
                                                                  ==============        ===============
     Earnings per common share (Note 2):
             Basic                                              $          0.03       $           0.08
                                                                  ==============        ===============
             Diluted                                            $          0.03       $           0.08
                                                                  ==============        ===============

      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                  -------------------------------------
                                                                       2001                  2000
                                                                  ---------------       ---------------
     Cash flows from operating activities:
         Net income                                             $        193,823      $        564,084
            Adjustments to reconcile net income to net
               cash provided by operating activities:
                 Depreciation                                            477,997               465,743
                 Amortization                                             30,984                27,560
                 Gain on forgiveness of debt                             (54,498)              (50,102)
                 Change in deferred income taxes                         113,000               284,500
                 Changes in assets and liabilities:
                     Accounts receivable, materials and
                       supplies and prepaid expenses                     (24,648)             (562,529)
                     Accounts payable and accrued expenses              (282,714)              256,082
                     Other assets and liabilities, net                    92,338                 6,249
                                                                  ---------------       ---------------
     Net cash provided by operating activities                           546,282               991,587
                                                                  ---------------       ---------------
     Cash flows from investing activities:
         Additions to property, plant and equipment                     (710,458)             (900,163)
         Investment in acquired rail properties                                -              (685,039)
                                                                  ---------------       ---------------
     Net cash used in investing activities                              (710,458)           (1,585,202)
                                                                  ---------------       ---------------
     Cash flows from financing activities:
         Proceeds from issuance of long-term debt                              -                 2,595
         Borrowings from long-term debt                                  441,000               700,000
         Reduction in long-term debt                                    (960,122)             (390,253)
         Purchase of treasury stock                                            -              (172,350)
                                                                  ---------------       ---------------
     Net cash provided by (used in) financing activities                (519,122)              139,992
                                                                  ---------------       ---------------
     Effect of exchange rate changes on cash                              35,192                14,914
                                                                  ---------------       ---------------
     Net increase (decrease) in cash and cash equivalents               (648,106)             (438,709)
     Cash and cash equivalents at beginning of period                  2,310,933             2,092,073
                                                                  ---------------       ---------------
     Cash and cash equivalents at end of period                 $      1,662,827      $      1,653,364
                                                                  ===============       ===============


      See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  For the Three Months Ended September 30, 2001
                                   (unaudited)

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

         Earnings per share amounts are computed as follows:

                                                         For the Three Months Ended September 30,
                                         -------------------------------------------------------------------------
                                                       2001                                   2000
                                         ----------------------------------     ----------------------------------
                                           Income       Shares       EPS          Income       Shares     EPS
                                           ------       ------       ---          ------       ------     ---
Basic EPS
   Income applicable to
     common shareholders                 $  193,823    7,073,976    $0.03       $  564,084   7,185,636     $0.08
                                                                    =====                                  =====
Effect of Dilutive Securities
   Stock options and warrants                     -      169,578                        -      170,092
                                         ----------   ----------                ----------   ---------
Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                         $  193,823    7,243,554    $0.03       $  564,084   7,355,728     $0.08
                                         ==========    =========    =====       ==========   =========     =====

Note 3.  Long-Term Debt

         The Company did not meet one of its debt covenants as of September 30, 2001, and has obtained a waiver from its lender. The Company and its lender have agreed to meet during the Company's second fiscal quarter to discuss the restructuring of certain covenants contained in the loan agreement. The Company intends to amend the loan agreement by December 31, 2001.

Note 4.  Derivatives

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company has entered into two interest rate hedging transactions that constitute cash flow hedges under FAS 133. The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in variable interest rates as required by the Company's loan agreements with its lender. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The gain (loss), net of income taxes, for the three-month periods ended September 30, 2001 and 2000 is as follows:

                                                                  For the Three Months Ended
                                                                        September 30,
                                                               ---------------------------------
                                                                    2001             2000
                                                                    ----             ----
     Cumulative effect of change in accounting
         principal for derivatives - July 1, 2000                 $      -          $ 60,302

     Change in fair value                                           (70,271)         (22,109)

     Reclassification to earnings                                    12,928          ( 4,188)
                                                                  ---------         --------

     Net gain (loss) for period                                   $ (57,343)        $ 34,005
                                                                  =========         ========

The Company has reported the fair value of its cash flow hedging derivatives as of September 30, 2001 in Other liabilities in the accompanying Consolidated Balance Sheets, and expects to reclassify approximately $70,000, net of income taxes, of the existing losses in comprehensive income to earnings in the next twelve months.

Note 5.  Comprehensive Income

     Comprehensive income for the three-month periods ended September 30, 2001 and 2000 is as follows:

                                                                 For the Three Months Ended
                                                                       September 30,
                                                              ---------------------------------
                                                                    2001          2000
                                                                    ----          ----
     Net income                                                 $ 193,823      $ 564,084

     Other comprehensive income (loss):
        Cash flow hedging derivatives                             (95,570)        56,675
        Income tax expense (benefit)                               38,227        (22,670)
                                                                ---------      ---------
            Cash flow hedging derivatives, net of taxes           (57,343)        34,005
        Foreign currency translation adjustment                   (32,312)       (11,524)
                                                                ---------      ---------
     Total other comprehensive income (loss)                      (89,655)        22,481
                                                                ---------      ---------
     Total comprehensive income                                 $ 104,168      $ 586,565
                                                                =========      =========

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

     As of September 30, 2001, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 160 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Industries filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Of the DES lawsuits, 155 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 160 lawsuits, 62 have been settled in principle at no liability to Industries with one attorney representing all 62 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

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

     With the Bankruptcy Court's confirmation of the Plan in December 1986, the Company became the parent of Industries. Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 11 cases remained pending as of September 30, 2001. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the Bankruptcy Court and District Court's judgments referred to above are upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements of or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2001 to September 30, 2001, two new actions were commenced in which Industries was named as a defendant.

     The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of September 30, 2001:

        State                              Court                           Number of Cases
----------------------     ---------------------------------------    --------------------------
California                 Los Angeles County                                      1
                           San Francisco County                                    4

New York                   New York County                                       143
                           Bronx County                                            1
                           Eastern District of New York                            1

Pennsylvania               Philadelphia County                                     9

Texas                      Travis County                                           1

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

Note 7.  Related Party Transactions

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

     In September 2001, the Company entered into a five year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from approximately $120 to $134 per day per locomotive, subject to adjustment based upon the amount of additional work performed on the locomotives at the request of the Company. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The Company will continue to lease the eight locomotives referred to above at a reduced rate of $200 per day until the locomotives under the five year lease are delivered, which is scheduled to take place prior to the end of calendar 2001.

     The Company also leases four other locomotives from the same lessor under a lease agreement that was entered into prior to the time the director of the Company commenced employment with the lessor. In July 2001, the Company renegotiated the lease agreement to extend the lease term on three of the four locomotives for an additional 7 year period at rates ranging from approximately $124 to $142 per day per locomotive. The fourth locomotive is currently being leased at a rate of $125 per day through August 2008.

Note 8.  Reclassifications

     Certain prior period amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains certain "forward-looking" statements regarding future events and the future performance of Emons Transportation Group, Inc. that are generally noted by terms such as "believe," "expectations," "foresee," "goals," "potential," and "prospects." These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, continued or reduced operations at customers' facilities, service of connecting Class I rail carriers, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.

     General

     Operating results for the first quarter of fiscal 2002 continued to be adversely affected by a downturn in economic conditions in the United States. Income from operations decreased $548,000, or 47%, for the three-month period ended September 30, 2001 as compared to the same period in the prior year, while income before income taxes decreased $567,000, or 63%, during these same periods. Operating results for the first quarter of fiscal 2002 were also adversely affected by financial difficulties encountered by Pulp & Paper of America LLP ("PPA"), a paper manufacturer in New England and one of the Company's larger customers, which accounted for approximately 9% of fiscal 2001 operating revenues. PPA, which owns and operates both a pulp and a paper mill located on the Company's St. Lawrence & Atlantic Railroad ("SLR") in New England, filed for protection under Chapter 11 of the United States Bankruptcy Code on September 10, 2001. SLR ceased handling any business for PPA and ceased performance under lease and operating agreements for the Berlin Mills Railway ("BMS"), a railroad located inside these mills, in mid-August 2001. There can be no assurance that PPA will be successful in its efforts to emerge from bankruptcy and that business will return to customary levels. In addition, while the Company cannot anticipate future economic conditions, it is taking steps to control operating costs to adjust to the current lower levels of business.

     In response to the downturn in business, the Company implemented a number of operating initiatives during the first quarter of fiscal 2002 to reduce costs and improve cash flow from operations. These include, among other things, reducing the number of daily through trains on New England/Quebec operations from two trains to one train by combining the freight and intermodal trains, staff reductions where possible, and elimination of costs to operate the BMS and service PPA. In October 2001, the Company implemented the following additional initiatives to control costs and improve cash flow until business conditions improve:

   - The Company implemented a wage freeze for all employees not subject to a controlling agreement, and has requested that employees subject to such agreements voluntarily accept a wage freeze for the next year.

   - The Company will not fill a number of open operating and administrative positions.

   - The Company has cancelled all profit sharing and incentive compensation plans for fiscal 2002.

   - The Company has eliminated or deferred discretionary spending, eliminated all but essential overtime, and is continuing to monitor costs to identify other expenses that can be eliminated or deferred.

   - The Company has curtailed capital expenditures that are not immediately necessary to run operations efficiently and safely.

The Company believes that these measures, which are not expected to negatively impact our commitment to on-time and consistent customer service, will enable the Company to continue to operate profitably and generate sufficient cash to fund operations in the near term, providing business levels do not materially deteriorate below levels experienced in the quarter ended

September 30, 2001. However, there can be no assurance that business levels will not materially deteriorate from current levels.

     Liquidity and Capital Resources

     On August 15, 1997, the Company entered into a Loan and Security Agreement which provided a $7,775,000 seven-year revolving term loan (the "A Term Loan") and a $2 million working capital facility. On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its lender which provided an additional $4,469,450 seven-year term loan and a $2 million three-year term loan (the "B Term Loan") to finance the acquisition of a rail line in Quebec, Canada.

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

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,372,000 and $5,153,000 at September 30, 2001 and June 30, 2001, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the A Term Loan, which is available for future borrowings. As of September 30, 2001, the Company had no borrowings under the working capital facility and had approximately $1.5 million available in accordance with the facility's eligibility criteria. As of September 30, 2001, the Company prepaid $59,000 of its A Term Loan, which is also available for future borrowings.

     In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of September 30, 2001, the Company had repurchased a total of 861,788 shares of its Common Stock for $1,416,000, of which 832,788 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. The Company did not repurchase any shares of its Common Stock in the period July 1, 2001 to September 30, 2001, and does not currently anticipate further repurchases until business conditions improve. As of September 30, 2001, the Company had approximately $564,000 authorized to repurchase additional shares of Common Stock.

     The Company intends to utilize the $2 million working capital facility and balance available under the A Term Loan to help fund the Company's internal growth activities, future acquisitions, and the Company's stock repurchase program. The Company does not currently have any commitments nor is the Company involved in substantive negotiations for any acquisitions.

     The Company's cash and cash equivalents decreased $648,000 for the quarter ended September 30, 2001. The net decrease includes $546,000 of cash provided by operations and a $35,000 exchange rate impact relating to the Company's Canadian operations. These increases were more than offset by $710,000 of capital investments and a $519,000 net decrease in long-term debt.

     The Company generated $546,000 of cash from operations for the quarter ended September 30, 2001, as compared to $992,000 for the corresponding quarter in the prior year. Excluding changes in assets and liabilities, cash provided by operations decreased $531,000 from $1,292,000 for the three months ended September 30, 2000 to $761,000 for the three months ended September 30, 2001, as a result of the decline in operating performance in the current year. Cash used by changes in assets and liabilities aggregated $215,000 for the first quarter of fiscal 2002, primarily as a result of a reduction in accounts payable and accrued expenses.

     The Company invested $710,000 in capital expenditures during the first three months of fiscal 2002, including $669,000 of investments in railroad track structures (net of $359,000 of government grants) and $41,000 of other capital investments. As of September 30, 2001, the Company had approximately $900,000 of state government grants and approximately $390,000 of Quebec government grants available for future track rehabilitation and other track improvement projects.

     In February 2001, the Company entered into a short-term lease agreement for the lease of eight locomotives at a rate of $255 per day per locomotive. In September 2001, the Company entered into a five year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from approximately $120 to $134 per day per locomotive, subject to adjustment based upon the amount of additional work performed on the locomotives at the request of the Company. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The Company will continue to lease the eight locomotives referred to above at a reduced rate of $200 per day until the locomotives under the five year lease are delivered, which is scheduled to take place prior to the end of calendar 2001. In addition, in July 2001, the Company renegotiated a lease agreement for three currently leased locomotives to rehabilitate the locomotives and to extend the lease term for an additional 7 year period at rates ranging from approximately $124 to $142 per day per locomotive.

     In March 2001, the Company entered into an agreement to purchase rail and related materials for approximately $1.5 million over the next four years in conjunction with a rail replacement project on SLR in New England. As of September 30, 2001, the Company had purchased approximately $385,000 of materials under this agreement. In June 2001, SLR entered into a purchase contract with its primary fuel supplier to purchase 546,000 gallons of diesel fuel in the period November 1, 2001 through April 30, 2002 at prices ranging from $0.8544 to $0.8794 per gallon. The Company has no other material commitments for capital expenditures or other purchase commitments.

     The Company's net long-term debt obligations decreased $519,000 during the three-month period ended September 30, 2001, including a $337,000 excess cash flow payment as required under the Company's loan agreements, a $104,000 advance payment on the B Term Loan due December 31, 2001, and $519,000 of scheduled debt repayments. These decreases were partially offset by a $441,000 draw on the prepaid portion of the A Term Loan to fund the excess cash flow payment and advance payment of the B Term Loan.


      Analysis of operations for the three months ended September 30, 2001 compared to the three months ended September 30, 2000

                              Results of Operations
                              ---------------------

     The Company generated net income of $194,000 for the three-month period ended September 30, 2001, as compared to net income of $564,000 for the three-month period ended September 30, 2000. Income before income taxes decreased $567,000, or 63%, from $899,000 for the quarter ended September 30, 2000, to $332,000 for the corresponding quarter in the current year. Operating revenues decreased $925,000 and operating expenses decreased $377,000 from the prior year's quarter. Interest expense decreased $49,000, interest income decreased $13,000, and the provision for income taxes decreased $197,000 from the prior year, while other non-operating expense increased $55,000 over the prior year.

                                    Revenues
                                    --------

     Operating revenues decreased $925,000, or 13.8%, from $6,696,000 for the three-month period ended September 30, 2000 to $5,771,000 for the three-month period ended September 30, 2001. The decrease consists of a $446,000 decrease in freight and haulage revenues (excluding intermodal freight), a $146,000 decrease in intermodal freight and handling revenues, a $9,000 decrease in logistics revenues, and a $324,000 decrease in other operating revenues.

     Freight and haulage revenues (excluding intermodal freight) decreased $446,000, or 8.8%, consisting of an 11% decrease in the number of carloads handled partially offset by a 2.4% increase in average revenues per carload. Traffic handled decreased approximately 1,800 carloads from 16,800 for the quarter ended September 30, 2000 to 15,000 for the quarter ended September 30, 2001. Traffic for the quarters ended September 30, 2001 and 2000 includes approximately 4,600 and 5,100 overhead carloads, respectively, between SLR in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/ Quebec operations decreased $488,000 and traffic decreased approximately 1,600 carloads, while freight and haulage revenues on Pennsylvania operations increased $42,000 while traffic decreased approximately 200 carloads.

     The 1,600 carload decrease in New England/Quebec traffic includes a decrease of approximately 675 PPA carloads in conjunction with its bankruptcy, a decrease of approximately 300 other paper-related carloads as a result of unfavorable economic conditions, a decrease of approximately 200 salt carloads on SLQ that were lost to an alternative route, and a decrease of approximately 500 overhead carloads between SLR and SLQ as a result of the decrease in business on SLR, and a variety of other less significant increases and decreases in other business.

     The 200 carload decrease in Pennsylvania rail operations includes a reduction of approximately 400 agricultural carloads as a result of the residual additional carloads in the prior year from local drought conditions two years ago, partially offset by approximately 200 additional coal carloads as a result of the timing of such shipments. Freight and haulage revenues increased despite the decrease in traffic as a result of a more favorable mix of business, which included fewer low rated agricultural carloads in the current year, and as a result of price adjustments.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $146,000, or 26%, from $557,000 for the three months ended September 30, 2000 to $411,000 for the corresponding period in the current year. Intermodal volume decreased 1,125 trailers and containers, or 24%, from 4,625 trailers and containers for the first quarter of the prior year to 3,500 trailers and containers for the first quarter of the current year. The Company handled approximately 120 international steamship containers in the first quarter of fiscal 2002 as compared to 470 such containers in the prior year. This decrease is largely attributable to customs processing issues encountered between Canadian National Railway ("CN"), the Company's primary connecting carrier in New England/Quebec, and a steamship carrier. The Company believes that these problems have been resolved and has recently resumed handling this business. The remainder of the decrease in intermodal trailers and containers is primarily attributed to the unfavorable economic conditions in the current year as compared to the previous year. The Company doubled the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding in fiscal 2001 in anticipation of continued long-term growth in its intermodal business. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to ports served by CN including Vancouver, Montreal, Halifax, New Orleans and Mobile.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $9,000, from $66,000 for the three-month period ended September 30, 2000 to $57,000 for the three-month period ended September 30, 2001, and the number of railcars handled decreased 28%. The net decrease reflects business lost due to competitive and unfavorable economic conditions, partially offset by new business added as a result of marketing efforts to promote the Company's bulk transfer facility constructed in fiscal 2000.

     Other operating revenues decreased $324,000 from the prior year, including a $161,000 reduction in demurrage and railcar storage revenues due to a reduction in business with customers that generally incur demurrage charges, a $79,000 decrease in BMS operating revenues as a result of PPA's bankruptcy, a $68,000 decrease in CN blocking and trackage rights fees in conjunction with the reduction in traffic in New England/Quebec operations, and a variety of other less significant increases and decreases in other operating revenues.

                                    Expenses
                                    --------

     Operating expenses decreased $377,000, or 6.8%, from $5,524,000 for the three-month period ended September 30, 2000 to $5,147,000 for the three-month period ended September 30, 2001. The net decrease consists of a $391,000 reduction in cost of operations partially offset by a $14,000 increase in selling and administrative expenses.

     Cost of operations decreased $391,000, or 8.5%, from $4,616,000 for the three-month period ended September 30, 2000 to $4,225,000 for the three-month period ended September 30, 2001. This decrease includes a $372,000 reduction in railroad operating expenses and $32,000 reduction in logistics operating expenses, partially offset by a $13,000 increase in intermodal operating expenses.

     Railroad operating expenses decreased $372,000, or 8.6%, for the quarter ended September 30, 2001 as compared to the corresponding quarter in the prior year, consisting of a $305,000 decrease in expenses for New England/Quebec rail operations and a $67,000 decrease in expenses for Pennsylvania rail operations.

     The $305,000 decrease in railroad operating costs for New England/Quebec rail operations is primarily attributable to a reduction in transportation operating expenses as a result of combining the freight and intermodal trains into a single train in August 2001 and the overall reduction in carloads handled. The decrease in transportation operating expenses includes a $137,000 reduction in fuel costs consisting of both fuel usage and reduced prices, as well as less significant reductions in transportation labor costs, oil transload fees related to the discontinuation of the PPA oil move business, and accident and injury expenses. The decrease in railroad operating expenses also includes a reduction in locomotive repair and maintenance expenses, which was offset by increases in short-term locomotive rental costs, a reduction in safety consulting fees related to the Company's loss control program in the prior year, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results.

     The $67,000 net decrease in railroad operating costs for Pennsylvania rail operations includes an $83,000 reduction in car hire expense related to the decrease in demurrage revenues, a reduction in accident and injury expenses, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results. These decreases were partially offset by additional track maintenance costs and the addition of an operations manager to fill a position that was vacant in the prior year.

     Rail intermodal operating expenses increased $13,000, from $141,000 for the first quarter of the prior year to $154,000 for the first quarter of the current year. This increase consists of additional rental fees associated with the expansion of the intermodal terminal in fiscal 2001, partially offset by a reduction in fees paid to the terminal's independent operator as a result of a 24% volume decrease from the prior year.

     Logistics operating expenses decreased $32,000, or 24%, from $135,000 for the first quarter of fiscal 2001 to $103,000 for the first quarter of the current year as a result of a 28% volume decrease from the prior year.

     Selling and administrative expenses increased $14,000, or 1.6%, from $908,000 for the quarter ended September 30, 2000 to $922,000 for the quarter ended September 30, 2001. The net increase includes additional labor, benefits and other expenses associated with the hiring of a president and chief operating officer for the Company's New England/Quebec operations in May 2001 for a position that was vacant in the prior year, additional costs incurred to pursue strategic initiatives and projects in the current year, additional bank fees in conjunction with the amendment to the Company's bank loan agreement to restructure certain debt payments in the current year, and expenses incurred in the current year to promote the Company's intermodal terminal expansion. These cost increases were partially offset by a reduction in profit sharing and incentive compensation expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results.

     Interest expense decreased $49,000 for the three-month period ended September 30, 2001 as compared to the corresponding period in the prior year. The decrease is attributable to declining interest rates on variable rate debt and a reduction in the amount of debt outstanding as a result of scheduled principal payments.

     Other non-operating expense, which consists of foreign currency exchange losses in connection with the Company's Canadian operations, increased $55,000 in the first quarter of fiscal 2002 over the corresponding period in the prior year due to continued strengthening of the U. S. dollar over the Canadian dollar during the quarter.

     The provision for income taxes decreased $197,000, from $335,000 for the quarter ended September 30, 2000 to $138,000 for the quarter ended September 30, 2001. The effective tax rate increased from 37.3% for the first quarter of fiscal 2001 to 41.6% for the first quarter of the current year as a result of the mix between United States and foreign taxable income and the mix of taxable income among the various states in which the Company conducts business. The provision for income taxes for the first quarters of both fiscal 2002 and fiscal 2001 includes $108,000 and $286,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.


Item 3.     Quantitative and Qualitative Disclosure about Market Risk

     The Company has various debt obligations and therefore is exposed to changes in market interest rates. Refer to Note 5 to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the year ended June 30, 2001 for further information regarding the Company's long-term debt. The Company does not hold or issue derivative financial instruments for trading purposes. In order to manage the Company's interest rate risk, management monitors the interest rate market on a regular basis and reacts to changes while considering their long-term goals and financial position.

PART II.   OTHER INFORMATION


Item 1.     Legal Proceedings

     As previously discussed in "Note 6. Contingencies" to the Company's Consolidated Financial Statements included in this Form 10-Q, which is incorporated by reference herein, as of September 30, 2001, Emons Industries, Inc. was a defendant in approximately 160 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.


Item 2.     Changes in Securities

     None.


Item 3.     Default Upon Senior Securities

     None.


Item 4.     Submission of Matters to a Vote of Security Holders

     None.


Item 5.     Other Information

     None.


Item 6.     Exhibits and Reports on Form 8-K

     (a) There are no exhibits being filed as a part of this report.

     (b) No reports on Form 8-K were filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMONS TRANSPORTATION GROUP, INC.


Date:   November 13, 2001              By:   /s/Scott F. Ziegler
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