Form 10-Q
period 2001-12-31
EMONS TRANSPORTATION GROUP INC
filed 2002-02-13
CIK 32666

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended December 31, 2001 Commission File Number 0-5206
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

                                  Yes X No ___

     The number of shares of each class of common stock of the registrant issued and outstanding as of December 31, 2001 is as follows:

                Voting Common Stock                7,076,804
                                                   ---------

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               December 31,      June 30,
                                                                   2001            2001
                                                               ------------    ------------
                                                               (unaudited)
ASSETS
     Current Assets:
         Cash and cash equivalents                             $  2,411,590    $  2,310,933
         Accounts receivable, net                                 2,430,703       2,842,333
         Materials and supplies                                     343,934         278,198
         Prepaid expenses                                           551,503         589,486
         Deferred income taxes                                      567,000         567,000
                                                               ------------    ------------
            Total current assets                                  6,304,730       6,587,950
                                                               ------------    ------------

     Property, plant and equipment                               45,029,773      44,375,160
         Less accumulated depreciation                          (16,722,549)    (15,822,102)
                                                               ------------    ------------
            Property, plant and equipment, net                   28,307,224      28,553,058
                                                               ------------    ------------

     Deferred expenses and other assets                             296,756         520,857
     Deferred income taxes                                        1,057,000       1,284,000
                                                               ------------    ------------
TOTAL ASSETS                                                   $ 35,965,710    $ 36,945,865
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
         Current portion of long-term debt                     $  1,725,896    $  2,456,084
         Accounts payable                                         1,691,422       1,518,885
         Accrued payroll and related expenses                     1,340,171       1,678,806
         Other accrued expenses                                   1,605,837       1,637,319
                                                               ------------    ------------
            Total current liabilities                             6,363,326       7,291,094

     Long-term debt                                              10,397,224      10,885,794
     Other liabilities                                              925,515         870,508
                                                               ------------    ------------
            Total Liabilities                                    17,686,065      19,047,396
                                                               ------------    ------------

     Stockholders' Equity:
         Common stock                                                79,096          79,093
         Additional paid-in capital                              23,633,533      23,636,401
         Deficit                                                 (3,692,382)     (4,146,203)
                                                               ------------    ------------
                                                                 20,020,247      19,569,291
         Treasury stock, at cost                                 (1,368,690)     (1,368,690)
         Cumulative other comprehensive income (loss)              (115,945)        (16,184)
         Unearned compensation - restricted stock awards           (255,967)       (285,948)
                                                               ------------    ------------
            Total Stockholders' Equity                           18,279,645      17,898,469
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 35,965,710    $ 36,945,865
                                                               ============    ============



See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                           Three Months Ended               Six Months Ended
                                              December 31,                    December 31,
                                      ----------------------------    ----------------------------
                                          2001            2000            2001            2000
                                      ------------    ------------    ------------    ------------
Operating revenues                    $  5,401,042    $  6,542,030    $ 11,172,039    $ 13,238,276

Operating expenses:
  Cost of operations                     3,712,302       4,615,552       7,937,138       9,231,941
  Selling and administrative             1,091,048         835,670       2,012,897       1,743,437
                                      ------------    ------------    ------------    ------------
      Total operating expenses           4,803,350       5,451,222       9,950,035      10,975,378
                                      ------------    ------------    ------------    ------------

Income from operations                     597,692       1,090,808       1,222,004       2,262,898

Other income (expense):
  Interest income                            7,073          26,012          21,668          54,339
  Interest expense                        (211,714)       (282,022)       (446,062)       (565,436)
  Other, net                                 4,947          19,753         (67,789)          1,834
                                      ------------    ------------    ------------    ------------
      Total other income (expense)        (199,694)       (236,257)       (492,183)       (509,263)
                                      ------------    ------------    ------------    ------------

Income before income taxes                 397,998         854,551         729,821       1,753,635

Provision for income taxes                 138,000         280,000         276,000         615,000
                                      ------------    ------------    ------------    ------------

Net income                            $    259,998    $    574,551    $    453,821    $  1,138,635
                                      ============    ============    ============    ============

Weighted average number of common
  shares (Note 3):
      Basic                              7,077,277       7,109,744       7,074,893       7,147,113
                                      ============    ============    ============    ============
      Diluted                            7,271,665       7,289,787       7,257,699       7,322,076
                                      ============    ============    ============    ============

Earnings per common share (Note 3):
      Basic                           $       0.04    $       0.08    $       0.06    $       0.16
                                      ============    ============    ============    ============
      Diluted                         $       0.04    $       0.08    $       0.06    $       0.16
                                      ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                 Six Months Ended
                                                                    December 31,
                                                            --------------------------
                                                                2001           2000
                                                            -----------    -----------
Cash flows from operating activities:
    Net income                                              $   453,821    $ 1,138,635
       Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                       954,939        922,919
             Amortization                                        61,138         59,820
             Gain on forgiveness of debt                       (110,155)      (101,269)
             Gain on sale of assets                             (18,782)        (8,614)
             Change in deferred income taxes                    227,000        512,000
             Changes in assets and liabilities:
                 Accounts receivable, materials and
                   supplies and prepaid expenses                336,465       (378,298)
                 Accounts payable and accrued expenses         (169,532)       631,062
                 Other assets and liabilities, net              184,676         (3,500)
                                                            -----------    -----------
Net cash provided by operating activities                     1,919,570      2,772,755
                                                            -----------    -----------

Cash flows from investing activities:
    Proceeds from sale of assets                                 18,900          9,632
    Additions to property, plant and equipment                 (968,193)    (1,660,864)
    Investment in acquired rail properties                            -       (685,858)
                                                            -----------    -----------
Net cash used in investing activities                          (949,293)    (2,337,090)
                                                            -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                          -          2,595
    Borrowings from long-term debt                              441,000        700,000
    Borrowings from working capital facility                    300,000              -
    Repayment of borrowings from working capital facility      (300,000)             -
    Reduction in long-term debt                              (1,338,535)      (793,225)
    Purchase of treasury stock                                        -       (371,568)
                                                            -----------    -----------
Net cash used in financing activities                          (897,535)      (462,198)
                                                            -----------    -----------
Effect of exchange rate changes on cash                          27,915          9,250
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents            100,657       (17,283)

Cash and cash equivalents at beginning of period              2,310,933      2,092,073
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 2,411,590    $ 2,074,790
                                                            ===========    ===========


See accompanying notes to consolidated financial statements.

                EMONS TRANSPORTATION GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the Six Months Ended December 31, 2001
                                   (unaudited)

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

Note 2. Agreement and Plan of Merger

     On December 3, 2001, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Genesee & Wyoming Inc. ("GWI") and ETR Acquisition Corporation ("ETR"), a wholly owned subsidiary of GWI, pursuant to which ETR will merge with and into the Company and the Company will cease to be an independent publicly traded company and will become a wholly owned subsidiary of GWI. On the effective date of the merger:

  . each share of the Company's Common Stock, together with associated Common Stock purchase rights outstanding at the effective time of the merger, will be converted into the right to receive $2.50 per share in cash, without interest;

  . each outstanding stock option and warrant granted under the Company's option plans or otherwise will be canceled and each grantee will be entitled to receive a cash payment equal to any positive difference between $2.50 and the per share exercise price of the option or warrant; and

  . each share of restricted Common Stock outstanding at the effective time of the merger will be converted into the right to receive $2.50 in cash, without interest.

     The Boards of Directors of the Company, ETR, and GWI have approved the Merger Agreement. The merger is subject to (1) the receipt of all necessary consents, waivers, and authorizations from regulatory or governmental bodies,
(2) the satisfaction or waiver of certain other conditions, including the absence of judicial or regulatory actions seeking to prohibit or restrain the merger and (3) approval by the holders of at least a majority of the outstanding shares of the Company's Common Stock. A special meeting of the Company's stockholders has been called for February 20, 2002 for the purpose of voting on a proposal to approve and adopt the Merger Agreement. The closing of the merger transaction is scheduled for February 22, 2002, pending stockholder approval of the Merger Agreement.

Note 3. Earnings Per Share

     Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing income applicable to common shareholders by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

     Earnings per share amounts are computed as follows:

                                                       For the Three Months Ended December 31,
                                        --------------------------------------------------------------------
                                                      2001                                 2000
                                        ------------------------------     ---------------------------------
                                          Income      Shares      EPS         Income        Shares      EPS
                                        ---------   ---------   ------     -----------    ---------   ------
Basic EPS
   Income applicable to
     common shareholders                $ 259,998   7,077,277   $ 0.04     $   574,551    7,109,744   $ 0.08
                                                                ======                                ======

Effect of Dilutive Securities
   Stock options and warrants                   -     194,388                        -      180,043
                                        ---------   ---------              -----------    ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                        $ 259,998   7,271,665   $ 0.04     $   574,551    7,289,787   $ 0.08
                                        =========   ==========  ======     ===========    =========   ======

                                                      For the Six Months Ended December 31,
                                        --------------------------------------------------------------------
                                                      2001                                 2000
                                        ------------------------------     ---------------------------------
                                          Income      Shares      EPS         Income        Shares      EPS
                                        ---------   ---------   ------     -----------    ---------   ------
Basic EPS
   Income applicable to
     common shareholders                $ 453,821   7,074,893   $ 0.06     $ 1,138,635    7,147,113   $ 0.16
                                                                ======                                ======

Effect of Dilutive Securities
   Stock options and warrants                   -     182,806                        -      174,963
                                        ---------   ---------              -----------    ---------

Diluted EPS
   Income applicable to common
     shareholders plus assumed
     conversions                        $ 453,821   7,257,699   $ 0.06     $ 1,138,635    7,322,076   $ 0.16
                                        =========   =========   ======     ===========    =========   ======

Note 4. Long-Term Debt

     On December 18, 2001, the Company and its lender entered into an amendment to their Amended and Restated Loan and Security Agreement dated December 21, 1998. The December 18, 2001 amendment adjusted the quarterly payment schedule for the Company's A Term Loan facility, increased the Company's applicable margin on interest payments by .25% on the A Term Loan and Canadian Term Loan balances, amended certain restrictive covenants, and amended the change in control provisions in the Amended and Restated Loan and Security Agreement. As a part of the December 18, 2001 amendment, the Company's lender consented to the proposed merger of ETR with and into the Company provided that, upon consummation of the merger, all obligations due the lender are paid in full.

     The adjusted quarterly payment schedule is as follows:

                     Quarter Ended                               Amount
                     -------------                               ------

          December 31, 2001 to December 31, 2002              $   200,000
          March 31, 2003 and June 30, 2003                        425,000
          September 30, 2003 and December 31, 2003                475,000
          March 31, 2004                                        1,359,456

As of December 31, 2001, the Company was in compliance with all covenants, as adjusted in the December 18, 2001 amendment.

Note 5. Derivatives

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). The Company has entered into two interest rate hedging transactions that constitute cash flow hedges under FAS 133. The Company's objective for entering into these interest rate hedging transactions is to hedge the Company's exposure to fluctuations in variable interest rates as required by the Company's loan agreements with its lender. As a result, on July 1, 2000, the Company designated these instruments as cash flow hedging instruments and, accordingly, the net gain or loss on such instruments is reported in comprehensive income in accordance with FAS 133. The gain (loss), net of income taxes, for the three and six-month periods ended December 31, 2001 and 2000 is as follows:

                                    For the Three Months Ended     For the Six Months Ended
                                           December 31,                  December 31,
                                     ------------------------      ------------------------
                                       2001            2000          2001            2000
                                     --------        --------      --------        --------
Cumulative effect of change in
   accounting principal for
   derivatives - July 1, 2000        $      -        $      -      $      -        $ 60,302

Change in fair value                  (19,171)        (38,020)      (89,442)        (60,129)
Reclassification to earnings           21,507          (3,428)       34,435          (7,616)
                                     --------        --------      --------        --------

Net gain (loss) for period           $  2,336        $(41,448)     $(55,007)       $ (7,443)
                                     ========        ========      ========        ========

The Company has reported the fair value of its cash flow hedging derivatives as of December 31, 2001 in Other liabilities in the accompanying Consolidated Balance Sheets, and expects to reclassify approximately $80,000, net of income taxes, of the existing losses in comprehensive income to earnings in the next twelve months.

Note 6. Comprehensive Income

     Comprehensive income for the three- and six-month periods ended December 31, 2001 and 2000 is as follows:

                                              Three Months Ended              Six Months Ended
                                                  December 31,                  December 31,
                                          --------------------------    --------------------------
                                              2001           2000           2001           2000
                                          -----------    -----------    -----------    -----------
Net Income                                $   259,998    $   574,551    $   453,821    $ 1,138,635
Other comprehensive income (loss):
    Cash flow hedging derivatives               3,893        (69,080)       (91,677)       (12,405)
    Income tax (expense) benefit               (1,557)        27,632         36,670          4,962
                                          -----------    -----------    -----------    -----------
        Cash flow hedging derivatives,
          net of taxes                          2,336        (41,448)       (55,007)        (7,443)

    Foreign currency
       translation adjustment                 (12,442)         5,845        (44,754)        (5,679)
                                          -----------    -----------    -----------    -----------

Total other comprehensive income (loss)       (10,106)       (35,603)       (99,761)       (13,122)
                                          -----------    -----------    -----------    -----------

Total comprehensive income                $   249,892    $   538,948    $   354,060    $ 1,125,513
                                          ===========    ===========    ===========    ===========

Note 7. Contingencies


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

         As of December 31, 2001, Industries was one of numerous defendants (including many of the largest pharmaceutical manufacturers) in 158 lawsuits in which the plaintiffs allege that DES caused adenosis, infertility, cancer or birth defects in the offspring or grandchildren of women who ingested DES during pregnancy. In these actions, liability is premised on the defendant's participation in the market for DES, and liability is several and limited to the defendant's share of the market. Industries filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Of the DES lawsuits, 153 were commenced after confirmation by the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") of Industries' Reorganization Plan in December 1986 (the "Plan"), while the remaining five lawsuits are claims which will be treated under the Plan. These actions are currently in various stages of litigation. Of these 158 lawsuits, 62 have been settled in principle at no liability to Industries with one attorney representing all 62 plaintiffs. Industries is currently awaiting execution of the settlement documents in these cases.

         On April 16, 1998, the Bankruptcy Court granted Industries' motion for summary judgment declaring that the post-confirmation lawsuits represent claims which should be asserted against Industries' Chapter 11 estate and are not post-reorganization liabilities. A formal judgment was entered by the court on May 6, 1998. In September 1998, one counsel representing multiple DES claimants appealed the Bankruptcy Court's judgment to the United States District Court. On April 3, 2001, the District Court dismissed this appeal as moot. On May 2, 2001, claimants filed an appeal to the United States Court of Appeals for the Second Circuit. On January 9, 2002, the Court of Appeals affirmed the District Court's decision. Claimants have not filed petitions for rehearing or en banc review and their time to do so has expired. Claimants may file a petition for a writ of certiorari with the United States Supreme Court on or before April 9, 2002. However, it is unlikely that the Supreme Court would grant certiorari in this case. If these judgments are not appealed further or are upheld, amounts payable for settlements of or judgments on these post-confirmation lawsuits will be paid from the escrow account established under the Plan.

         With the Bankruptcy Court's confirmation of the Plan in December 1986, the Company became the parent of Industries. Industries has product liability insurance and defense coverage for nearly all the claims which fall within the policy period 1948 to 1970 up to varying limits by individual and in the aggregate for each policy year. To date, Industries has exhausted insurance coverage for the 1954 policy year, in which 11 cases remained pending as of December 31, 2001. Industries, and not its insurer, will be required to pay the direct legal expenses in connection with claims in policy years for which coverage has been exhausted. However, to the extent that the judgments referred to above are upheld (with the result that post-confirmation claims must be asserted against Industries' Chapter 11 estate), Industries will not be required to pay any amounts for settlements of or judgments on such claims in excess of the amounts already set aside in escrow under the Plan. During the period July 1, 2001 to December 31, 2001, two new actions were commenced in which Industries was named as a defendant and two lawsuits were settled or dismissed at no liability to Industries.

         The following table sets forth the states and courts in which DES cases were pending, and the number of DES cases pending against the Company in each jurisdiction as of December 31, 2001:

      State                    Court                    Number of Cases
  ------------      ----------------------------      -------------------

  California        Los Angeles County                         1
                    San Francisco County                       4

  New York          New York County                          142
                    Eastern District of New York               1

  Pennsylvania      Philadelphia County                        9

  Texas             Travis County                              1

         These cases seek, as relief, compensation for injuries that plaintiffs allegedly have sustained as a result of in utero DES exposure and punitive damages. The amounts sought are not specified.

         Management intends to vigorously defend all of these actions. In the event that claimants file a petition for a writ of certiorari, the Supreme Court grants certiorari, and the Supreme Court reverses the decisions referred to above, it is possible that Industries could ultimately have liability in these actions in excess of its product liability insurance coverage described above. However, based upon Industries' experience in prior DES litigation, including the proceedings before the Bankruptcy Court, and its current knowledge of pending cases, the Company believes that it is unlikely that Industries' ultimate liability in the pending cases, if any, in excess of insurance coverage and existing reserves, will be in an amount sufficient to have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

Note 8. Related Party Transactions

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

         In September 2001, the Company entered into a five-year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from approximately $128 to $142 per day per locomotive. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The locomotives were delivered at various dates in December 2001 and January 2002. The Company continued to lease the eight locomotives referred to above at a reduced rate of $200 per day until the newly leased locomotives were delivered.

         The Company also leases four other locomotives from the same lessor under a lease agreement that was entered into prior to the time the director of the Company commenced employment with the lessor. In July 2001, the Company renegotiated the lease agreement to extend the lease term on three of the four locomotives for an additional seven-year period at rates ranging from approximately $124 to $142 per day per locomotive. The fourth locomotive is currently being leased at a rate of $125 per day through August 2008.

         The Company believes that the terms of these lease agreements are no less favorable to the Company than could have been obtained with an independent third party.

Note 9. Reclassifications

         Certain prior period amounts have been reclassified to conform with the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Form 10-Q contains certain "forward-looking" statements regarding future events and the future performance of the Company that are generally noted by terms such as "believe," "expectations," "foresee," "goals," "potential," and "prospects." These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. Those risks and uncertainties include, but are not limited to, economic conditions, continued or reduced operations at customers' facilities, service of connecting Class I rail carriers, increased competition in the relevant market, government regulation, and other factors described herein and in other filings with the Securities and Exchange Commission that could cause the Company's results to differ from its current expectations.

     Agreement and Plan of Merger

     On December 3, 2001, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Genesee & Wyoming Inc. ("GWI") and ETR Acquisition Corporation ("ETR"), a wholly owned subsidiary of GWI, pursuant to which ETR will merge with and into the Company and the Company will cease to be an independent publicly traded company and will become a wholly owned subsidiary of GWI. On the effective date of the merger:

  . each share of the Company's Common Stock, together with associated Common Stock purchase rights outstanding at the effective time of the merger, will be converted into the right to receive $2.50 per share in cash, without interest;

  . each outstanding stock option and warrant granted under the Company's option plans or otherwise will be canceled and each grantee will be entitled to receive a cash payment equal to any positive difference between $2.50 and the per share exercise price of the option or warrant; and

  . each share of restricted Common Stock outstanding at the effective time of the merger will be converted into the right to receive $2.50 in cash, without interest.

     The Boards of Directors of the Company, ETR, and GWI have approved the Merger Agreement. The merger is subject to (1) the receipt of all necessary consents, waivers, and authorizations from regulatory or governmental bodies,
(2) the satisfaction or waiver of certain other conditions, including the absence of judicial or regulatory actions seeking to prohibit or restrain the merger and (3) approval by the holders of at least a majority of the outstanding shares of the Company's Common Stock. A special meeting of the Company's stockholders has been called for February 20, 2002 for the purpose of voting on a proposal to approve and adopt the Merger Agreement. The closing of the merger transaction is scheduled for February 22, 2002, pending stockholder approval of the Merger Agreement.

     General

     Operating results for the second quarter and first six months of fiscal 2002 continued to be adversely affected by a downturn in economic conditions in the United States. Income from operations decreased $493,000, or 45%, and $1,041,000, or 46%, for the three and six-month periods ended December 31, 2001, respectively, as compared to the same periods in the prior year, while income before income taxes decreased $457,000, or 53%, and $1,024,000, or 58%, during these same periods. Operating results for the second quarter and first six months of fiscal 2002 were also adversely affected by financial difficulties encountered by Pulp & Paper of America LLP ("PPA"), a paper manufacturer in New England and one of the Company's larger customers, which accounted for approximately 9% of fiscal 2001 operating revenues. PPA, which owns and operates both a pulp and a paper mill located on the Company's St. Lawrence & Atlantic Railroad ("SLR") in New England, filed for protection under Chapter 11 of the United States Bankruptcy Code on September 10, 2001. SLR ceased handling any business for PPA and ceased performance under lease and operating agreements for the Berlin Mills Railway ("BMS"), a railroad located inside these mills, in mid-August 2001. There can be no assurance that PPA will be successful in its efforts to emerge from bankruptcy or in its efforts to sell these mills, and that business will return to customary levels. In addition, while the Company cannot anticipate future economic conditions, it has taken steps to control operating costs to adjust to the current lower levels of business.

     In response to the downturn in business, the Company implemented a number of operating initiatives during the first quarter of fiscal 2002 to reduce costs and improve cash flow from operations. These include, among other things, reducing the number of daily through trains on New England/Quebec operations from two trains to one train by combining the freight and intermodal trains, reducing staff where possible, and eliminating the costs to operate the BMS and service PPA. In October 2001, the Company implemented the following additional initiatives to control costs and improve cash flow until business conditions improve:

     . The Company implemented a wage freeze for all employees not subject to a controlling agreement.

     . The Company has not filled a number of open operating and administrative positions.

     . The Company has cancelled all profit sharing and incentive compensation plans for fiscal 2002.

     . The Company has eliminated or deferred discretionary spending, eliminated all but essential overtime, and is continuing to monitor costs to identify other expenses that can be eliminated or deferred.

     . The Company has curtailed capital expenditures that are not immediately necessary to run operations efficiently and safely.

The Company believes that these measures, which are not expected to negatively impact our commitment to on-time and consistent customer service, will enable the Company to continue to operate profitably and generate sufficient cash to fund operations in the near term in the event that the merger of ETR with and into the Company is not consummated, providing business levels do not materially deteriorate below levels experienced in the six-month period ended December 31, 2001. However, there can be no assurance that business levels will not materially deteriorate from current levels.

     Liquidity and Capital Resources

     On August 15, 1997, the Company entered into a Loan and Security Agreement which provided a $7,775,000 seven-year revolving term loan (the "A Term Loan") and a $2 million working capital facility. On December 21, 1998, the Company entered into an Amended and Restated Loan and Security Agreement with its lender which provided an additional $4,469,450 seven-year term loan (the "Canadian Term Loan") and a $2 million three-year term loan (the "B Term Loan") to finance the acquisition of a rail line in Quebec, Canada.

     In August 2001, the Company and its lender amended the Amended and Restated Loan and Security Agreement to modify the payment due date of the $1,441,000 balance outstanding under its B Term Loan facility, to extend the expiration date of its working capital facility through March 31, 2004, and to amend certain covenants, in return for minor rate adjustments. Under the amendment, the Company was required to pay $441,000 of the B Term Loan balance on or before December 31, 2001, the original due date, and the remaining $1 million was scheduled to be repaid in quarterly installments of $55,000 through December 31, 2005, at which time any remaining balance outstanding is due.

     On December 18, 2001, the Company and its lender entered into another amendment to the Amended and Restated Loan and Security Agreement. The December 18, 2001 amendment deferred a portion of the quarterly principal payments for the Company's A Term Loan for the period December 31, 2001 through December 31, 2002 and added the differences to the March

31, 2004 payment, increased the Company's applicable margin on interest payments by .25% on the A Term Loan and Canadian Term Loan balances, amended certain restrictive covenants, and amended the change in control provisions in the Amended and Restated Loan and Security Agreement.

     The Company's primary sources of liquidity include its cash and accounts receivable, which aggregated $4,842,000 and $5,153,000 at December 31, 2001 and June 30, 2001, respectively, the balance available under the Company's $2 million working capital facility, and the amount prepaid on the A Term Loan, which is available for future borrowings. As of December 31, 2001, the Company had no borrowings under the working capital facility and had approximately $1.2 million available in accordance with the facility's eligibility criteria. As of December 31, 2001, the Company prepaid $59,000 of its A Term Loan, which is also available for future borrowings.

     In March 2000, the Company's Board of Directors authorized a stock repurchase program for the Company's Common Stock up to an aggregate price of $2 million. As of December 31, 2001, the Company had repurchased a total of 861,788 shares of its Common Stock for $1,416,000, of which 832,788 shares were held in treasury and 29,000 shares were retired, and had paid $20,000 to retire warrants to purchase 50,000 shares of Common Stock. The Company did not repurchase any shares of its Common Stock in the period July 1, 2001 to December 31, 2001, and as of December 31, 2001, had approximately $564,000 authorized to repurchase additional shares of Common Stock. The Company suspended additional repurchases of its Common Stock in the first six months of fiscal 2002 pending an improvement in business conditions, and has further suspended additional repurchases pending the anticipated merger of ETR with and into the Company.

     The Company's cash and cash equivalents increased $101,000 for the six-month period ended December 31, 2001. The net increase includes $1,920,000 of cash provided by operations, $19,000 of proceeds from the sale of assets, and a $28,000 exchange rate impact relating to the Company's Canadian operations. These increases were partially offset by $968,000 of capital investments and a $898,000 net decrease in long-term debt.

     The Company generated $1,920,000 of cash from operations for the six-month period ended December 31, 2001, as compared to $2,773,000 for the corresponding period in the prior year. Excluding changes in assets and liabilities, cash provided by operations decreased $955,000 from $2,523,000 for the six months ended December 31, 2000 to $1,568,000 for the six months ended December 31, 2001, as a result of the decline in operating performance in the current year. Cash provided by changes in assets and liabilities aggregated $352,000 for the first six months of fiscal 2002, primarily as a result of a reduction in accounts receivable and the amortization of prepaid insurance premiums.

     The Company invested $968,000 in capital expenditures during the first six months of fiscal 2002, including $894,000 of investments in railroad track structures (net of $595,000 of government grants) and $74,000 of other capital investments. As of December 31, 2001, the Company had approximately $780,000 of state government grants and approximately $385,000 of Quebec government grants available for future track rehabilitation and other track improvement projects.

     In February 2001, the Company entered into a short-term lease agreement for the lease of eight locomotives at a rate of $255 per day per locomotive. In September 2001, the Company entered into a five-year lease agreement for the lease of nine locomotives from the same leasing company at rates ranging from approximately $128 to $142 per day per locomotive. The lease agreement also includes an option to purchase the locomotives at the end of the lease term. The locomotives were delivered at various dates in December 2001 and January 2002. The Company continued to lease the eight locomotives referred to above at a reduced rate of $200 per day until the newly leased locomotives were delivered. In addition, in July 2001, the Company renegotiated a lease agreement for three currently leased locomotives to rehabilitate the locomotives and to extend the lease term for an additional seven-year period at rates ranging from approximately $124 to $142 per day per locomotive.

     In March 2001, the Company entered into an agreement to purchase rail and related materials for approximately $1.5 million over the next four years in conjunction with a rail replacement project on SLR in New England. As of December 31, 2001, the Company had purchased approximately $385,000 of materials under this agreement. In June 2001, SLR entered into a purchase contract with its primary fuel supplier to purchase 546,000 gallons of diesel fuel in the period November 1, 2001 through April 30, 2002 at prices ranging from $0.8544 to $0.8794 per gallon. The Company has no other material commitments for capital expenditures or other purchase commitments.

     The Company's net long-term debt obligations decreased $898,000 during the six-month period ended December 31, 2001, including a $337,000 excess cash flow payment as required under the Company's loan agreements, a $104,000 payment on the B Term Loan, and $898,000 of scheduled debt repayments. These decreases were partially offset by a $441,000 draw on the prepaid portion of the A Term Loan to fund the excess cash flow payment and payment of the B Term Loan.

         Analysis of operations for the three months ended December 31, 2001 compared to the three months ended December 31, 2000

                              Results of Operations
                              ---------------------

     The Company generated net income of $260,000 for the three-month period ended December 31, 2001, as compared to net income of $575,000 for the three-month period ended December 31, 2000. Income before income taxes decreased $457,000, or 53%, from $855,000 for the quarter ended December 31, 2000, to $398,000 for the corresponding quarter in the current year. The current year quarter includes $143,000 of professional fees incurred in connection with the proposed merger of ETR with and into the Company. Excluding these expenses, income before income taxes decreased $314,000, or 37%. Operating revenues decreased $1,141,000 and operating expenses decreased $648,000 from the prior year's quarter. Interest expense decreased $70,000, interest income decreased $19,000, other non-operating income decreased $15,000, and the provision for income taxes decreased $142,000 from the prior year.

                                    Revenues
                                    --------

     Operating revenues decreased $1,141,000, or 17.4%, from $6,542,000 for the three-month period ended December 31, 2000 to $5,401,000 for the three-month period ended December 31, 2001. The decrease consists of a $566,000 decrease in freight and haulage revenues (excluding intermodal freight), a $58,000 decrease in intermodal freight and handling revenues, a $2,000 increase in logistics revenues, and a $519,000 decrease in other operating revenues.

     Freight and haulage revenues (excluding intermodal freight) decreased $566,000, or 11.7%, consisting of a 14% decrease in the number of carloads handled partially offset by a 2.6% increase in average revenues per carload. Traffic handled decreased approximately 2,300 carloads from 16,300 for the quarter ended December 31, 2000 to 14,000 for the quarter ended December 31, 2001. Traffic for the quarters ended December 31, 2001 and 2000 includes approximately 4,400 and 4,900 overhead carloads, respectively, between SLR in New England and the St. Lawrence & Atlantic Railroad (Quebec) ("SLQ") in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/ Quebec operations decreased $561,000 and traffic decreased approximately 2,100 carloads, while freight and haulage revenues on Pennsylvania operations decreased $5,000 and traffic decreased approximately 200 carloads.

     The 2,100 carload decrease in New England/Quebec traffic includes a decrease of approximately 750 PPA carloads in conjunction with its bankruptcy, a decrease of approximately 350 other paper-related carloads as a result of unfavorable economic conditions, a decrease of approximately 225 salt carloads on SLQ that were lost to an alternative route, a decrease of approximately 250 carloads associated with railcars stored on SLR, a decrease of approximately 500 overhead carloads between SLR and SLQ as a result of the decrease in business on SLR, and a variety of other less significant increases and decreases in other business.

     The 200 carload decrease in Pennsylvania rail operations includes a reduction of approximately 100 coal carloads as a result of the timing of such shipments and a variety of other less significant increases and decreases in other business.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $58,000, or 13.3%, from $436,000 for the three months ended December 31, 2000 to $378,000 for the corresponding period in the current year. Intermodal volume decreased 450 trailers and containers, or 12.5%, from 3,650 trailers and containers for the second quarter of the prior year to 3,200 trailers and containers for the second quarter of the current year. The Company handled approximately 215 international steamship containers in the second quarter of fiscal 2002 as compared to 285 such containers in the second quarter of the prior year. This decrease is largely attributable to customs processing issues encountered between Canadian National Railway ("CN"), the Company's primary connecting carrier in New England/Quebec, and a steamship carrier. The Company believes that these problems have been resolved and has resumed handling this business. The remainder of the decrease in intermodal trailers and containers is primarily attributed to the unfavorable economic conditions in the current year as compared to the previous year. The Company doubled the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding in fiscal 2001 in anticipation of continued long-term growth in its intermodal business. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to ports served by CN including Vancouver, Montreal, Halifax, New Orleans and Mobile.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, increased $2,000, from $60,000 for the three-month period ended December 31, 2000 to $62,000 for the three-month period ended December 31, 2001, and the number of railcars handled increased 8%. The net increase reflects new business added as a result of marketing efforts to promote the Company's bulk transfer facility constructed in fiscal 2000, partially offset by business lost due to competitive and unfavorable economic conditions.

     Other operating revenues decreased $519,000 from the prior year, including a $226,000 decrease in revenues for operating the BMS for PPA as a result of PPA's bankruptcy, a $142,000 reduction in demurrage and railcar storage revenues due to a reduction in business with customers that generally incur demurrage charges, a $34,000 decrease in CN blocking and trackage rights fees in conjunction with the reduction in traffic in New England/Quebec operations, a $127,000 reduction in revenues received from CN in the prior year relating to reimbursement for the adverse impact of a change in CN's operating plan, and a variety of other less significant increases and decreases in other operating revenues.

     Interest income decreased $19,000 from the prior year as a result of a reduction in interest rates and lower average cash balances on hand. Other non-operating income decreased $15,000, consisting of $24,000 additional foreign currency exchange losses in connection with the Company's Canadian operations, partially offset by an additional $9,000 gain on the sale of assets.

                                    Expenses
                                    --------

     Operating expenses decreased $648,000, or 12%, from $5,451,000 for the three-month period ended December 31, 2000 to $4,803,000 for the three-month period ended December 31, 2001. The net decrease consists of a $903,000 reduction in cost of operations partially offset by a $255,000 increase in selling and administrative expenses. The net decrease in operating costs reflects the cost containment initiatives implemented by the Company in response to the overall decrease in business levels.

     Cost of operations decreased $903,000, or 19.6%, from $4,615,000 for the three-month period ended December 31, 2000 to $3,712,000 for the three-month period ended December 31, 2001. This decrease includes a $911,000 reduction in railroad operating expenses and $14,000 reduction in logistics operating expenses, partially offset by a $22,000 increase in intermodal operating expenses.

     Railroad operating expenses decreased $911,000, or 21%, for the quarter ended December 31, 2001 as compared to the corresponding quarter in the prior year, consisting of a $752,000 decrease in expenses for New England/Quebec rail operations and a $159,000 decrease in expenses for Pennsylvania rail operations.

     A significant portion of the $752,000 decrease in railroad operating costs for New England/Quebec rail operations is attributable to a $422,000 reduction in transportation operating expenses as a result of combining the freight and intermodal trains into a single train in August 2001, the discontinuation of BMS operations in mid-August 2001 in conjunction with PPA's bankruptcy, the decrease in locomotive fuel prices from the prior year, and the overall reduction in carloads handled. The decrease in transportation operating expenses includes a $216,000 reduction in fuel costs consisting of both fuel usage and reduced prices, as well as reductions in transportation labor costs, oil transload fees related to the discontinuation of the PPA oil move business, and car hire expense. The decrease in railroad operating expenses also includes a reduction in track maintenance expenses due to efforts to control costs, a reduction in locomotive repair and maintenance expenses, which was partially offset by increases in short-term locomotive rental costs, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results.

     The $159,000 net decrease in railroad operating costs for Pennsylvania rail operations includes a $105,000 reduction in car hire expense related to the decrease in demurrage revenues, a reduction in accident and injury expenses, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results. These decreases were partially offset by additional track maintenance costs, additional locomotive repair and maintenance expenses, and the addition of an operations manager to fill a position that was vacant in the prior year.

     Rail intermodal operating expenses increased $22,000, from $145,000 for the second quarter of the prior year to $167,000 for the second quarter of the current year. This increase consists of additional rental fees associated with the expansion of the intermodal terminal in fiscal 2001, partially offset by a reduction in fees paid to the terminal's independent operator as a result of a 12.5% volume decrease from the prior year.

     Logistics operating expenses decreased $14,000, from $116,000 for the second quarter of fiscal 2001 to $102,000 for the second quarter of the current year despite an 8% increase in carloads handled due to a reduction in labor and equipment rental costs.

     Selling and administrative expenses increased $255,000, or 30.6%, from $836,000 for the quarter ended December 31, 2000 to $1,091,000 for the quarter ended December 31, 2001. The $255,000 increase includes $143,000 of professional fees incurred in connection with the proposed merger of ETR with and into the Company. Excluding these costs, selling and administrative expenses increased $112,000, or 13.4%. The remainder of the net increase includes additional labor, benefits and other expenses associated with the hiring of a president and chief operating officer for the Company's New England/Quebec operations in May 2001 for a position that was vacant in the prior year, additional bank fees in connection with an amendment to the Company's bank loan agreement in the current year, and an additional provision to the allowance for doubtful accounts recorded in the current year in connection with PPA's bankruptcy. These cost increases were partially offset by a reduction in profit sharing and incentive compensation expenses as a result of the discontinuation of such plans in the current year, and reductions in other expenses in conjunction with efforts to control costs in the current year.

     Interest expense decreased $70,000 for the three-month period ended December 31, 2001 as compared to the corresponding period in the prior year. The decrease is attributable to declining interest rates on variable rate debt and a reduction in the amount of debt outstanding as a result of scheduled principal payments.

     The provision for income taxes decreased $142,000, from $280,000 for the quarter ended December 31, 2000 to $138,000 for the quarter ended December 31, 2001. The effective tax rate increased from 32.8% for the second quarter of fiscal 2001 to 34.7% for the second quarter of the current year as a result of the mix between United States and foreign taxable income and the mix of taxable income among the various states in which the Company conducts business. The provision for income taxes for the second quarters of both fiscal 2002 and fiscal 2001 includes $102,000 and $229,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

         Analysis of operations for the six months ended December 31, 2001 compared to the six months ended December 31, 2000

                              Results of Operations
                              ---------------------

     The Company generated net income of $454,000 for the six-month period ended December 31, 2001, as compared to net income of $1,139,000 for the six-month period ended December 31, 2000. Income before income taxes decreased $1,024,000, or 58%, from $1,754,000 for the six months ended December 31, 2000, to $730,000 for the corresponding period in the current year. The current year includes $143,000 of professional fees incurred in connection with the proposed merger of ETR with and into the Company. Excluding these expenses, income before income taxes decreased $881,000, or 50%. Operating revenues decreased $2,066,000 and operating expenses decreased $1,025,000 from the prior year. Interest expense decreased $119,000, interest income decreased $32,000, and the provision for income taxes decreased $339,000 from the prior year, while other non-operating expense increased $70,000 over the prior year.

                                    Revenues
                                    --------

     Operating revenues decreased $2,066,000, or 15.6%, from $13,238,000 for the six-month period ended December 31, 2000 to $11,172,000 for the six-month period ended December 31, 2001. The decrease consists of a $1,013,000 decrease in freight and haulage revenues (excluding intermodal freight), a $204,000 decrease in intermodal freight and handling revenues, a $6,000 decrease in logistics revenues, and a $843,000 decrease in other operating revenues.

     Freight and haulage revenues (excluding intermodal freight) decreased $1,013,000, or 10.2%, consisting of an 12.4% decrease in the number of carloads handled partially offset by a 2.5% increase in average revenues per carload. Traffic handled decreased approximately 4,100 carloads from 33,100 for the six months ended December 31, 2000 to 29,000 for the six months ended December 31, 2001. Traffic for the six-month periods ended December 31, 2001 and 2000 includes approximately 9,000 and 10,000 overhead carloads, respectively, between SLR in New England and SLQ in Quebec that are counted as revenue carloads for both SLR and SLQ. Freight and haulage revenues on New England/Quebec operations decreased $1,050,000 and traffic decreased approximately 3,700 carloads, while freight and haulage revenues on Pennsylvania operations increased $37,000 while traffic decreased approximately 400 carloads.

     The 3,700 carload decrease in New England/Quebec traffic includes a decrease of approximately 1,400 PPA carloads in conjunction with its bankruptcy, a decrease of approximately 650 other SLR paper-related carloads as a result of unfavorable economic conditions, a decrease of approximately 450 salt carloads on SLQ that were lost to an alternative route, a decrease of approximately 425 carloads associated with railcars stored on SLR, and a decrease of approximately 1,000 overhead carloads between SLR and SLQ as a result of the decrease in business on SLR, and a variety of other less significant increases and decreases in other business.

     The 400 carload decrease in Pennsylvania rail operations includes a reduction of approximately 300 agricultural carloads as a result of the residual additional carloads in the prior year from local drought conditions two years ago, and a variety of other less significant increases and decreases in other business. Freight and haulage revenues increased despite the decrease in traffic as a result of a more favorable mix of business, which included fewer low rated agricultural carloads in the current year, and as a result of price adjustments.

     Intermodal freight and handling revenues generated by the Company's rail intermodal terminal in Auburn, Maine decreased $204,000, or 20.6%, from $993,000 for the six-month period ended December 31, 2000 to $789,000 for the corresponding period in the current year. Intermodal volume decreased 1,550 trailers and containers, or 19%, from 8,250 trailers and containers for the first six months of the prior year to 6,700 trailers and containers for the first six months of the current year. The Company handled approximately 330 international steamship containers in the first six months of fiscal 2002 as compared to 750 such containers in the prior year. This decrease is largely attributable to customs processing issues encountered between CN, the Company's primary connecting carrier in New England/Quebec, and a steamship carrier. The Company believes that these problems have been resolved and has resumed handling this business. The remainder of the decrease in intermodal trailers and containers is primarily attributed to the unfavorable economic conditions in the current year as compared to the previous year. The Company doubled the size of its intermodal terminal using a combination of state funding under TEA-21 (Transportation Equity Act for the 21st Century) and local funding in fiscal 2001 in anticipation of continued long-term growth in its intermodal business. SLR and SLQ, in conjunction with CN, offer the only hi-cube, double stack, cleared route in northern New England for intermodal trains, and provide the Company's intermodal terminal with access to ports served by CN including Vancouver, Montreal, Halifax, New Orleans and Mobile.

     Logistics revenues generated by the Company's operations in York, Pennsylvania, decreased $6,000, from $125,000 for the six-month period ended December 31, 2000 to $119,000 for the six-month period ended December 31, 2001, and the number of railcars handled decreased 12%. The net decrease reflects business lost due to competitive and unfavorable economic conditions, partially offset by new business added as a result of marketing efforts to promote the Company's bulk transfer facility constructed in fiscal 2000.

     Other operating revenues decreased $843,000 from the prior year, including a $305,000 decrease in revenues for operating the BMS for PPA as a result of PPA's bankruptcy, a $303,000 reduction in demurrage and railcar storage revenues due to a reduction in business with customers that generally incur demurrage charges, a $91,000 decrease in CN blocking and trackage rights fees in conjunction with the reduction in traffic in New England/Quebec operations, a $127,000 reduction in revenues received from CN in the prior year relating to reimbursement for the adverse impact of a change in CN's operating plan, and a variety of other less significant increases and decreases in other operating revenues.

     Interest income decreased $32,000 from the prior year as a result of a reduction in interest rates and lower average cash balances on hand.

                                    Expenses
                                    --------

     Operating expenses decreased $1,025,000, or 9.3%, from $10,975,000 for the six-month period ended December 31, 2000 to $9,950,000 for the six-month period ended December 31, 2001. The net decrease consists of a $1,295,000 reduction in cost of operations partially offset by a $270,000 increase in selling and administrative expenses. The net decrease in operating costs reflects the cost containment initiatives implemented by the Company in response to the overall decrease in business levels.

     Cost of operations decreased $1,295,000, or 14%, from $9,232,000 for the six-month period ended December 31, 2000 to $7,937,000 for the six-month period ended December 31, 2001. This decrease includes a $1,283,000 reduction in railroad operating expenses and $47,000 reduction in logistics operating expenses, partially offset by a $35,000 increase in intermodal operating expenses.

     Railroad operating expenses decreased $1,283,000, or 14.8%, for the six-month period ended December 31, 2001, as compared to the corresponding period in the prior year, consisting of a $969,000 decrease in expenses for New England/Quebec rail operations and a $314,000 decrease in expenses for Pennsylvania rail operations.

     A significant portion of the $969,000 decrease in railroad operating costs for New England/Quebec rail operations is attributable to a $744,000 reduction in transportation operating expenses as a result of combining the freight and intermodal trains into a single train in August 2001, the discontinuation of BMS operations in mid-August 2001 in conjunction with PPA's bankruptcy, the decrease in locomotive fuel prices from the prior year, and the overall reduction in carloads handled. The decrease in transportation operating expenses includes a $353,000 reduction in fuel costs consisting of both fuel usage and reduced prices, as well as reductions in transportation labor costs, oil transload fees related to the discontinuation of the PPA oil move business, and car hire expense. The decrease in railroad operating expenses also includes a reduction in track maintenance expenses due to efforts to control costs and additional Quebec government funding received in the current year, a reduction in locomotive repair and maintenance expenses, which was partially offset by increases in short-term locomotive rental costs, a reduction in safety consulting fees related to the Company's loss control program in the prior year, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results.

     The $314,000 net decrease in railroad operating costs for Pennsylvania rail operations includes a $188,000 reduction in car hire expense related to the decrease in demurrage revenues, a reduction in accident and injury expenses, and a reduction in profit sharing expenses as a result of the discontinuation of such plans in the current year and otherwise lower operating results. These decreases were partially offset by additional track maintenance costs and the addition of an operations manager to fill a position that was vacant in the prior year.

     Rail intermodal operating expenses increased $35,000, from $285,000 for the first six months of the prior year to $320,000 for the first six months of the current year. This increase consists of additional rental fees associated with the expansion of the intermodal terminal in fiscal 2001, partially offset by a reduction in fees paid to the terminal's independent operator as a result of a 19% volume decrease from the prior year.

     Logistics operating expenses decreased $47,000, from $252,000 for the first six months of fiscal 2001 to $205,000 for the first six months of the current year as a result of a 12% volume decrease from the prior year.

     Selling and administrative expenses increased $270,000, or 15.5%, from $1,743,000 for the six-month period ended December 31, 2000 to $2,013,000 for the six-month period ended December 31, 2001. The $270,000 increase includes $143,000 of professional fees incurred in connection with the proposed merger of ETR with and into the Company. Excluding these costs, selling and administrative expenses increased $127,000, or 7.3%. The remainder of the net increase includes additional labor, benefits and other expenses associated with the hiring of a president and chief operating officer for the Company's New England/Quebec operations in May 2001 for a position that was vacant in the prior year, additional costs incurred to pursue strategic initiatives and projects in the current year, additional bank fees in connection with amendments to the Company's bank loan agreement in the current year, expenses incurred in the current year to promote the Company's intermodal terminal expansion, and an additional provision to the allowance for doubtful accounts recorded in the current year in connection with PPA's bankruptcy. These cost increases were partially offset by a reduction in profit sharing and incentive compensation expenses as a result of the discontinuation of such plans in the current year, and reductions in other expenses in conjunction with efforts to control costs in the current year.

     Interest expense decreased $119,000 for the six-month period ended December 31, 2001 as compared to the corresponding period in the prior year. The decrease is attributable to declining interest rates on variable rate debt and a reduction in the amount of debt outstanding as a result of scheduled principal payments.

     Other non-operating expense increased $70,000, consisting of $79,000 additional foreign currency exchange losses in connection with the Company's Canadian operations, partially offset by an additional $9,000 gain on the sale of assets.

     The provision for income taxes decreased $339,000, from $615,000 for the six-months ended December 31, 2000 to $276,000 for the six-months ended December 31, 2001. The effective tax rate increased from 35.1% for the first six months of fiscal 2001 to 37.8% for the first six months of the current year as a result of the mix between United States and foreign taxable income and the mix of taxable income among the various states in which the Company conducts business. The provision for income taxes for the first six months of both fiscal 2002 and fiscal 2001 includes $210,000 and $515,000, respectively, of deferred federal tax expense relating to the amortization of deferred tax assets which will not require any tax payments by the Company currently or in the future.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously discussed in "Note 7. Contingencies" to the Company's Consolidated Financial Statements included in this Form 10-Q, which is incorporated by reference herein, as of December 31, 2001, Emons Industries, Inc. was a defendant in approximately 158 product liability actions, and one of the Company's railroads is in the process of remediating a fuel oil spill at its locomotive maintenance facility in York, Pennsylvania.

Item 2.  Changes in Securities

     None.

Item 3.  Default Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on November 15, 2001. Proposals presented for a stockholder vote were (a) the election of members of the Company's Board of Directors, and (b) the ratification of the appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ending June 30, 2002.

     (a) Each of the following directors nominated by the Company was elected to serve in such capacity until his or her respective successor is elected and qualified, with the following voting results:

                                                              Withhold
                          Director              For           Authority
                          --------              ---           ---------

                   Michael J. Blake           5,892,759        24,050

                   Robert Grossman            5,892,757        24,052

                   Kimberly A. Madigan        5,886,978        29,831

                   Robert J. Smallacombe      5,886,975        29,834

                   Alfred P. Smith            5,886,978        29,831

                   Dean H. Wise               5,886,978        29,831

                   Scott F. Ziegler           5,886,959        29,850

     (b) The ratification of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending June 30, 2002 was approved with the following results:

                     For              Against           Abstentions
                     ---              -------           -----------

                  5,890,500            14,823                11,486

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

   10.1 Agreement and Plan of Merger dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Emons Transportation Group, Inc. (incorporated by reference from Emons Transportation Group, Inc. Report on Form 8-K dated December 3, 2001 and filed on December 12, 2001).

   10.2 Voting Agreement dated as of December 3, 2001 by and among Genesee & Wyoming Inc., ETR Acquisition Corporation and Certain Stockholders of Emons Transportation Group, Inc. (incorporated by reference from Emons Transportation Group, Inc. Report on Form 8-K dated December 3, 2001 and filed on December 12, 2001).

          (b)  Reports on Form 8-K

               Report on Form 8-K dated December 3, 2001 and filed on December 4, 2001 reporting under Item 5 and attaching press release.

               Report on Form 8-K dated December 3, 2001 and filed on December 12, 2001 reporting under Item 5 and attaching material contracts.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           EMONS TRANSPORTATION GROUP, INC.


Date: February 13, 2002    By: /s/ Scott F. Ziegler
      -----------------        -------------------------------------------------
                               Scott F. Ziegler
                               Senior Vice President and Chief Financial Officer
                               (signing on behalf of the registrant as its
                               duly authorized officer and its principal
                               financial and accounting officer)